Form 10KSB
period 2006-12-31
Border Management, Inc.
filed 2007-03-30
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31,      Commission file number:
2006 333-139129

                             -----------------

                           BORDER MANAGEMENT, INC.

             (Exact name of small business issuer as specified
                              in its charter)


               Nevada                             20-5088293
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

968 - 240 th Street                             V2Z 2Y3
Langley, British Columbia, Canada

(Address of principal                          (Zip Code)
executive offices)

                             ------------------

Issuer's telephone number, including area code: (604) 539-9680

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. O

----------------------------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. O

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x

The issuer's revenues for the fiscal year ended December 31, 2006 were $2,755.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 29, 2007 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 29, 2007 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes  No x

--------------------------------------------------------------

                        BORDER MANAGEMENT, INC.

                   2006 FORM 10-KSB ANNUAL REPORT

                          TABLE OF CONTENTS

PART I

Item 1  Description of Business . . . . . . . . . . . . . . . . . . . .1
Item 2  Description of Property . . . . . . . . . . . . . . . . . . . .3
Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .3
Item 4  Submission of Matters to a Vote of Security Holders . . . . . .3

PART II

Item 5  Market for Common Equity and Related Stockholder Matters. . . .3
Item 6  Management's Discussion and Analysis or Plan of Operation . . .6
Item 7  Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-1
Item 8  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 8A Controls and Procedures . . . . . . . . . . . . . . . . . . . .14
Item 8B Other Information . . . . . . . . . . . . . . . . . . . . . . .14

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . .14
Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . .16
Item 11 Security Ownership of Certain Beneficial Owners and Management
and Related Stockholders. . . . . . . . . . . . . . . . . . . . . . . .16
Item 12 Certain Relationships and Related Transactions, and Director
Independence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18
Item 13 Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .18
Item 14 Principal Accountant Fees and Services. . . . . . . . . . . . .18

               PART I

          Item 1. DESCRIPTION OF BUSINESS

     History and Development

We were incorporated pursuant to the laws of the State of Nevada on June 7, 2006 under the name Border Management, Inc. Our Directors have significant business experience. They have dealt personally with many entrepreneurs, existing for profit and not-for profit businesses and organizations. They have also dealt with all three Canadian levels of government. It became apparent that the complexities of operating in Canada would be even more daunting for non-Canadians who did not have the cultural, geographic, or business background necessary. Border Management was formed to offer a "one stop" management and consulting service to Non-Canadians. We have a mature base of consultants that we can draw on to assist our Directors in providing services to our clients. We are therefore able to provide advice directly or through a sound base of business, engineering, legal, and other professionals relating to a wide variety of issues including:

Business Structure
Strategic Planning
Budgeting
Financing
Accounting Systems
Tax Planning
Marketing
Capital Expenditures
Cost Controls
Project Management
Estate Planning
Mediation
Due Diligence
Mergers
Acquisitions
Web Site Design
Computer and Systems Installations

Border Management will work with both private and public companies. We will market our services to accommodate a wide range of clients. We will serve
clients who require our services on a one-time basis.   We believe however,
the majority of our revenues will be derived from assisting clients on an ongoing basis over a period of years. We will strive to establish long term business relationships.

     Typical Revenue Producing Transaction

We will analyze each clients needs and our ability to professionally service that client. Assuming we can, our fee will be set by the type of service we provide. Services of a more routine or elementary nature will be charged at lower rates than services requiring specialized skills. Also, in many cases we will have to utilize the outside services of consultants. In doing so our fee will in part be dictated by the type of consultant retained what they as sub-contractors would charge as well the quantity of work and expertise applied. In some cases our fee will only be for a review of the clients needs. In all cases we will attempt to avoid misunderstandings regarding fees with our clients by discussing and reviewing our services and the amounts to be charged to our clients before accepting the engagement.

                                 .1.

     Revenue Breakdown

We will bill our clients in two ways. We will record revenues depending on which way we invoice. If we accept an appointment to act as management or business consultants, and the appointment is for a service or services which will take an extended time to deliver, we will bill and record revenue on a monthly or periodic basis. If we accept appointments that will provide services for a short duration of time, we will bill and record revenue when the services are completed. We may receive equity securities in certain entities as payments for services provided for these entities. Some of these entities may be newly formed, have no operating history, and the market for such securities is very limited. Since there is no assurance that these securities are marketable, we will recognize a reduced amount of revenue upon receipt. Actual amounts of revenue will be recorded at the time we sell any of these securities. The amount of shares we will accept in lieu of a portion of a client's cash payment is situation specific. Such amount will not be contingent on the success or failure of our efforts.

     Strategic Relationships

We plan to engage outside consultants to assist us in providing services to our clients. We will strive to establish personal and long-term business relationships with these consultants. As our management team expands and we are able to offer a wide range of services, we hope to engage the same consultants on an ongoing basis. We should be able to effect economies of scale in terms of the fees charged to us as well as become more efficient in the use of such consultants.

     The Market

Canada provides an exceptional market for many businesses. New businesses or organizations however are faced with major differences in government regulations and local business conditions than they are familiar with in their home countries. Every person, business, or organization will face the many challenges and Canadian specific regulations when attempting to set up in Canada. We believe our potential client base is very large. Within the potential client base we believe small to medium sized businesses will most likely find our services attractive. Very large companies will have more "in house" expertise as well as better funding to search out more established consultants with high profiles.

     Competition

We face a highly competitive market place for all of our services. We do not expect this to change in the future. Other business consultants, accounting firms, marketing and business development companies, engineering, personnel, and project management firms will be direct competitors. Our competitors will be better funded, more experienced, and already established. They therefore may be able to offer similar services at lower rates.

     Employees and Strategic Advisors

As at March 23, 2007 we have no full-time employees with the exception of our three members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants will be independent contractors.

                                  .2.

     Financial Information About Industry Segments

The Company had not commenced operations as at December 31, 2006 and therefore can report no financial information on industry segments.

     Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided free of charge to December 31, 2006 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2006.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not quoted nor available for trading on the OTC Bulletin board or other Public trading market. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on June 7, 2006 to December 31, 2006.


2006
---------
                  High           Low
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote


As of December 31, 2006 there was no Quote for the Stock. As of December 31, 2006 there were 56 holders of record of the Common Stock of the Company.

                                 .3.

     General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which 14,050,000 shares were issued and outstanding as of December 31, 2006. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2006. The Company did not purchase any securities during the year-ended December 31, 2006.

     Common Stock

Holders of shares of our common stock are entitled to share equally on a per share basis in such dividends as may be declared by our Board of Directors out of funds legally available. There are presently no plans to pay dividends with respect to the shares of our common stock. Upon our liquidation, dissolution or winding up, after payment of creditors and the holders of any of our senior securities, if any, our assets will be divided pro rata on a per share basis among the holders of the shares of our common stock. The common stock is not subject to any liability for further assessments. There are no conversion or redemption privileges or any sinking fund provisions with respect to the common stock. The holders of common stock do not have any pre-emptive or other subscription rights.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Our Preferred shares have not been assigned any special or preemptive rights at this time, nor any cumulative voting rights.

     Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the near future. Our Board of Directors has sole discretion to pay cash dividends with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

     Equity Compensation Plan Information

No equity compensation plan has been authorized by the Company.

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (June 7, 2006) through December 31, 2006.

On June 7, 2006, we issued an aggregate of 7,600,000 shares of our common stock, par value $.001 per share, to the founders and Directors of our company, which included our Chief Executive Officer, our Treasurer, and Secretary for an aggregate purchase price of $77,173.29.

On September 30, 2006, we issued an aggregate of 6,450,000 shares of our common stock, par value $.001 per share to the other 53 founders of our Company for an aggregate purchase price of $65,502.43.

                                 .4.

          Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and attached notes. This discussion may contain forward-looking statements that could involve risks and uncertainties. For additional information see "Risk Factors".

Border Management was incorporated on June 7, 2006 however we have not yet commenced operations other than research and establish a preliminary business plan. We have invested the majority of the proceeds from our original share issue in a short term interest bearing note issued by JPI Project Management Inc. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, Evan Williams's wife.

     Critical Accounting Policies:

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

     Results of Operations:

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, may vary in the future, and will be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

     Period Ended December 31, 2006:

We have had no service revenues to date. We anticipate our services will be rendered to our clients on both an ongoing basis as well as a one time and
project consulting basis.   If engaged on a project or one time basis, we
will recognize revenues at the time that all services have been substantially completed. At the discretion of our management, we may accept restricted equity securities in certain entities as payments for services provided to these entities. Some of these entities may be newly formed, have no operating history, and the market for such securities would be very limited. In the event that there is a public market for the securities, we will record the securities at a discount from the market price, since (i) the securities are restricted and (ii) there is no assurance that the value of these securities will be realized. The amount of shares we will accept in lieu of a portion of a client's cash payment is situation specific.

Revenue for the 208 day period ended December 31, 2006 was $ 2,755.

The net loss for the period ended December 31, 2006 was $ 24,467 or $ 0.0023 per share.

                                 .5.

     Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

     Risk Factors

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

An Investment In Our Common Stock Involves A High Degree Of Risk. Investors could lose their entire investment. Prospective investors should carefully consider the following factors, along with the other information set forth in this 10-KSB, in evaluating Border Management, its business and prospects before purchasing the common stock.

Concentrated Ownership Of Our Common Stock May Allow Certain Security Holders To Exert Significant Influence In Corporate Matters Which May Be Adverse To The Public Investor.

Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors will not have any effective voice in our management, which could result in decisions adverse to our general shareholders.

Our three officers and directors, in the aggregate, beneficially own approximately or have the right to vote 54% of our outstanding common stock. As a result, these three stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

- election of our board of directors;

- removal of any of our directors;

- amendment of our Articles of Incorporation or bylaws;

- adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

- adoption of measures that could initiate a change in control, a merger, takeover, or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The Timing And Amount Of Capital Requirements Are Not Entirely Within Our Control And Cannot Accurately Be Predicted And As A Result, We May Not Be Able To Raise Capital In Time To Satisfy Our Needs.

If we are unable to attract clients and the resulting revenues, we may need to acquire additional financing. If working capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, we could be bankrupt.

                                 .6.

     We Are a Development Stage Company.

We were incorporated on June 7, 2006 and have not yet commenced operations. Although we believe we will generate revenues and become profitable, no assurance can be given in this regard. We are a development stage company and may never be able to effectively implement our business plan. The revenue and income potential of our proposed business and operations is unproven.
The lack of operating history makes it difficult to evaluate the future prospects of our business.

Our Competitors Are Better Financed and Already Established in the Industry. As our competitors are better established and funded, they will be able to offer services at more competitive prices than us if they choose. We may have to accept engagements at significantly lower fees to attract clients.
We may be unable to attract larger clients who want existing name recognition from their consultants.

In addition we hold no trade marks or copyrights and our proprietary information could be assumed by others offering similar services. Our business model is not capital intensive, so others wanting to enter our field will have little barrier to entry if they have the necessary skills.

We Have No Operating History And Have Losses To Date Which May Continue in The Future. As A Result, We May Have To Suspend Or Cease Operations.

We have generated no operating revenues since our incorporation on June 7, 2006. We cannot with any accuracy evaluate our future success or failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to procure new business and generate revenues.
Our current operating expenses are greater than our revenues. As we cannot be certain of future revenues, we may have to suspend our operations.

At Present We Are Dependant On Our Three Directors And A Loss Of Any Could Have A Material Adverse Effect Upon Us.

Evan Williams, President, Solomon Nordine, Treasurer, and Leigh Anderson, Secretary are our Founding Directors. None of our Directors has a consulting or employment contract with us so there is no assurance that they will remain with us. Our Directors are committed to provide a part time commitment only as they serve on the Boards of other non-competitive privately held companies. If any were to leave or be unable to perform there duties, there
is no assurance that we would be able to retain qualified personnel   We do
not maintain any key man life insurance policies on any of our Directors so in the event of death, there would be no extra funding to cope with any resulting financial losses we might incur.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

                                  .7.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares of our Company.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register of qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We May Be Unable To Pay Any Cash Dividends On Our Common Stock, Our Stockholders May Not Be Able To Receive A Return On Their Shares Unless They Sell Them.

As we presently do not have net income nor can we assure our shareholders of net income in the future, our stockholders may not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Under Certain Conditions, We May Receive Securities As Full or Partial Payment For Our Services Rendered And Such Securities May Lose All Value We Ascribe To Them.

In certain circumstances, we may accept a client's securities as full or partial payment. The securities we receive may be unregistered and as a result restricted. As a general rule we must hold restricted securities for one year until we have the ability to sell them. Although we will book any restricted securities we receive at a significantly reduced valuation in comparison to the same company's unrestricted shares, there is a risk that during such holding period the securities may be become worthless. We would suffer a loss of revenue as a result of such devaluation. By accepting client's securities as payment we could become partially or fully dependent of the client's success to sell the client's shares or receive dividends on the client's shares that we hold. Securities we receive as payment may decline in value from the time we receive them. Should we have to sell them to acquire additional capital for operations, we could incur serious financial losses that would impair our ability to carry on business.

Purchasers Of The Shares Offered In Our Registration Statement Will Incur Immediate Substantial Dilution In The Net Tangible Book Value Of
Approximately $0.07558 or 75.58% per Share.

Our present shareholders have acquired their respective equity interests at a cost substantially below the offering price. Accordingly, the public investors will bear a disproportionate risk of loss per share.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to operate as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

                                  .8.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock and 20,000,000 preferred shares. The future issuance of either common or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any stock issued in the future on an arbitrary basis. The issuance of common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

- that a broker or dealer approve a person's account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

                               .9.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     Our Services May Sometimes Be Paid for With Restricted Securities

We may allow certain clients to pay for our services with a combination of cash and restricted securities of theirs and as a result we are somewhat dependent on such companies' ability to succeed in the marketplace. There will usually be a significant period of time between when such securities are received and when they may be sold into the market. In the event that any securities we receive as partial payment decline in value from the time we receive them and we find ourselves in the unfortunate position of needing to raise capital for operations by selling some or all of such securities we may suffer irreparable harm.

     Our Forward-looking Statements Are Estimates Only

The statements contained in this 10-KSB that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current our expectations with respect to the future operations, performance or position. These forward-looking statements are predictions. We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-KSB. These forward-looking statements are based on current information and expectation, and we assume no obligation to update them at any stage.

Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We can not assure that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

     Shares Eligible for Future Sale

Upon completion of our offering effective January 17, 2007 and assuming the maximum number of shares are sold, we will have 17,050,000 shares of common stock outstanding. Of these shares, 3,000,000 shares of common stock will be freely tradable without further restriction or further registration under the Securities Act, as amended, accept for those shares purchased by an "affiliate" of Border Management (in general, a person who has a control relationship with Border Management) which will be subject to the limitation of Rule 144 adopted under the Securities Act. The remaining shares (14,050,000) are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act.

                              .10.

     Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock; however none have been issued to date.

     Transfer Agent and Registrar

Our transfer agent is the law firm of Kerr & Associates located in Las Vegas Nevada.

     Resale Restrictions

All of our shares of common stock issued prior to March 23, 2007 are "restricted securities" as this term is defined under Rule 144, in that such shares were issued in private transactions not involving a public offering and may not be sold in the U.S. in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933, as amended, or another exemption from registration. In general, under Rule 144 as currently in effect, any of our affiliates or any person (or persons whose shares are aggregated in accordance with Rule 144) who has beneficially owned our common shares which are treated as restricted securities for at least one (1) year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of our outstanding common shares (approximately 170,500 shares based upon the number of common shares expected to be outstanding after our offering) or the reported average weekly trading volume in our common shares during the four weeks preceding the date on which notice of such sale was filed under Rule 144. Sales under Rule 144 are also subject to sale restrictions and notice requirements and to the availability of current public information concerning our company. In addition, affiliates of our company must comply with the restrictions and requirements of Rule 144 (other than the one (1) year holding period requirements) in order to sell common shares that are not restricted securities (such as common shares acquired by affiliates in market transactions). Furthermore, if a period of at least two (2) years has elapsed from the date restricted securities were acquired from us or from one of our affiliates, a holder of these restricted securities who is not an affiliate at the time of the sale and who has not been an affiliate for at least three (3) months prior to such sale would be entitled to sell the shares immediately without regard to the volume, manner of sale, notice and public information requirements of Rule 144.

     Penny Stock Considerations

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than US $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares may be subject to such penny stock rules and our shareholders may find it difficult to sell their securities.

                                 .11.

          PLAN OF DISTRIBUTION

     Shares being registered on the company's behalf

We have registered 3,000,000 shares of our common stock which shall be offered and sold on a self-underwritten basis by Mr. Evan Williams our Chief Executive Officer and President, or, at our discretion, by participating broker-dealers licensed by the National Association of Securities Dealers, Inc. Although we anticipate being listed on the OTC-Bulletin Board, we may not be. Regardless, we will offer the shares to the public at a price of $.10 per share. There is no minimum investment requirement and funds received by us from this offering will not be placed into an escrow account. The offering price of the shares was arbitrarily determined by us. The offering price of the shares does not have any relationship to our assets, book value, or earnings. We reserve the right to reject any subscription in whole or in part, for any reason or for no reason. There can be no assurance that we will sell any or all of the offered shares.

As our offering is "self-underwritten" in nature and at a fixed price of $.10 per share, we are unsure whether we will sell any shares of common stock. As a result, we are unable at this time to determine what State, if any, offers or sales will be made. We may also seek out broker-dealers to assist us in placing our stock. Regardless of whether we place our stock ourselves or through agents, we will comply with all applicable blue sky requirements of each jurisdiction in which we ultimately offer and sell our shares.

Under the Securities Exchange Act of 1934 and the regulations there under, any person engaged in a distribution of the shares of our common stock offered by our prospectus may not simultaneously engage in market making activities with respect to our common stock during the applicable
"cooling off" periods prior to the commencement of such distribution.

     Shares being registered on the selling shareholder's behalf

We have also registered 14,050,000 shares of our common stock held by our fifty six shareholders, the selling shareholders, on their behalf. Prior to the listing of our securities on the OTC Bulletin Board, the selling shareholders have agreed to sell their shares at a price of $.10. Once our securities are listed on the OTC Bulletin Board the selling shareholder may sell some or all of such shares at any price. The shares will not be sold in an underwritten public offering.

Broker-dealers engaged by the selling shareholder may arrange for other broker-dealers to participate. Broker-dealers may receive commissions or discounts from the selling shareholder (or, if any such broker-dealer acts as agent for the purchaser of such shares, from such purchaser) in amounts to be negotiated. Broker-dealers may agree with the selling shareholder to sell a specified number of such shares at a stipulated price per share.

The selling shareholders and any broker-dealers participating in the distributions of the shares may be deemed to be "underwriters" within the meaning of Section 2(11) of the Securities Act. Any profit on the sale of shares by the selling shareholder and any commissions or discounts given to any such broker-dealer may be deemed to be underwriting commissions or discounts. The shares may also be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, beginning one (1) year after the shares were issued.

Under the Securities Exchange Act of 1934 and the regulations there under, any person engaged in a distribution of the shares of our Common Stock offered by our prospectus may not simultaneously engage in market making activities with respect to our Common Stock during the applicable "cooling off" periods prior to the commencement of such distribution. Also, the selling shareholder is subject to applicable provisions that limit the timing of purchases and sales of our Common Stock by the selling shareholder.

                                  .12.

We have informed the selling shareholders that, during such time as he may be engaged in a distribution of any of the shares we have registered by our prospectus, he is required to comply with Regulation M. In general, Regulation M precludes the selling shareholder, any affiliated purchasers and any broker-dealer or other person who participates in a distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase, any security which is the subject of the distribution until the entire distribution is complete. Regulation M defines a "distribution" as an offering of securities that is distinguished from ordinary trading activities by the magnitude of the offering and the presence of special selling efforts and selling methods. Regulation M also defines a "distribution participant" as an underwriter, prospective underwriter, broker, dealer, or other person who has agreed to participate or who is participating in a distribution.

Regulation M prohibits any bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security, except as specifically permitted by Rule 104 of Regulation M. These stabilizing transactions may cause the price of our Common Stock to be less volatile than it would otherwise be in the absence of these transactions. We have informed the selling shareholder that stabilizing transactions permitted by Regulation M allow bids to purchase our Common Stock if the stabilizing bids do not exceed a specified maximum. Regulation M specifically prohibits stabilizing that is the result of fraudulent, manipulative, or deceptive practices. The selling shareholder and distribution participants are required to consult with their own legal counsel to ensure compliance with Regulation M.

                                  .13.

                         FINANCIAL STATEMENTS
                        BORDER MANAGEMENT, INC.
                     (A Development Stage Company)

                           December 31, 2006


                          FINANCIAL STATEMENTS
                         BORDER MANAGEMENT, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2006 . . . . . . . . . . . . . . F-3
Statement of Operations for the Cumulative Period from Inception
June 7, 2006, to December 31, 2006 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, June 7, 2006 to December 31, 2006 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
June 7, 2006 to December 31, 2006. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

                      INDEPENDENT AUDITORS' REPORT

UHY LDMB Advisors Inc., Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.

We have audited the accompanying balance sheet of Border Management, Inc. as at December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited capital and has suffered losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LDMB Advisors Inc.
--------------------------
UHY LBMB Advisors Inc.

Chartered Accountants
Surrey, British Columbia, Canada

February 28, 2007



                                   .F-2.



Border Management, Inc.
(a development stage company)

Balance Sheets
As At December 31, 2006

---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                                               $     352

     Promissory note receivable - related party (Note 3)  140,000
            140,000
                                                        -------------
Total Assets                                            $ 140,352
                                                        =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and accrued liabilities           $  22,143
                                                        =============

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
          Authorized: 50,000,000 shares
          Issued:     14,050,000 shares                    14,050
     Preferred stock,$.001 par value
          Authorized: 20,000,000 shares
          Issued:     Nil
     Additional paid-in capital                           128,626
     Deficit accumulated during the development stage     (24,467)
                                                        -------------
Total stockholders' equity                              $ 118,209
                                                        -------------

Total liabilities and stockholders' equity              $ 140,352
                                                        =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director

/s/Leigh Anderson
-----------------
Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-3.


Border Management, Inc.
(a development stage company)

Statement of Operations

For the Period from June 7, 2006 (inception) to December 31, 2006
----------------------------------------------------------------------
REVENUE
Interest Revenue                                       $    2,755
Operating Revenue                                         -
                                                       ===============
Total Revenue                                          $    2,755

EXPENSES
     Bank Charges                                              29
     Professional fees                                     26,943
     Regulatory fees                                          250
                                                        ==============
Total Expenses                                             27,222

NET LOSS                                                $ (24,467)
                                                        ==============

Loss per share (Note 2(e))                              $       (0.00)
                                                        ==============

Weighted average number of shares outstanding            10,483,894
                                                        ==============

----------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity

For the Period from June 7, 2006 (inception) to December 31, 2006


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006
                =========  ======== =========== =============== =============


The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows

For the Period from June 7, 2006 (inception) to December 31, 2006

---------------------------------------------------------------------


CASH FLOWS (USEDIN) PROVIDED BY:

OPERATING ACTIVITIES
     Net loss                                        $ (24,467)
     Adjustments to reconcile net loss to net cash
        used in operating activities: Increase in
        accounts payable and accrued liabilities        22,143
                                                     -----------

INVESTING ACTIVITIES
     Promissory note receivable                       (140,000)
                                                     -----------

FINANCING ACTIVITIES
     Common stock issued for cash:                     142,676
                                                     -----------
INCREASE IN CASH                                           352
CASH, beginning                                          -
CASH, ending                                         $     352
                                                     -----------

SUPPLEMENTAL INFORMATION
Cash paid during the year to:
     Interest                                         $ -
     Income taxes                                     $ -
--------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                  .F-6.

BORDER MANAGEMENT, INC.
(a development stage company)

DECEMBER 31, 2006

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of December 31, 2006, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

     2 .    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent on future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

        a .Cash and cash equivalents

The Company considers all short-term investments, including investments in
certificates of 	deposit, with a maturity date at purchase of three months
or less to be cash equivalents.

        b .Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

        c .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant
interest, currency or 	credit risks on the financial instruments included in
these financial statements. The fair market values of these financial instruments approximate their carrying values.

        d .Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

        e .Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

        f .Recent accounting pronouncements

The FASB has issued FIN 48 which prescribes rules for the accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the financial statements of the Company once adopted.

3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $140,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment is due November 15th. The first three monthly payments from JPI were made in advance on November 8, 2006.

4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of September 30, 2006 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $1,260 owing to the president of the Company.

6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       December 31,2006
       Operating loss carry-forwards                        $ 8,319
       Valuation allowance                                   (8,319)
----------------------------------------------------------------------------
Net Deferred tax assset                                     $ -
============================================================================



Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has not yet computed its operating loss carry-forwards for income tax purposes.
                                 .F-7.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

    Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and is also our Chief Financial Officer ("CFO"). Based on this evaluation, our CEO and CFO, concluded that our disclosure controls and procedure were effective, that there have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

     Item 8B. OTHER INFORMATION

None.

               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2006.


---------------------------  ---------------  ---------------------------
NAME                         AGE              Position
---------------------------  ---------------  ---------------------------
Evan Williams                61               President
Solomon Nordine              25               Treasurer
Leigh Anderson               73               Secretary
---------------------------  ---------------  ---------------------------


     Background of Executive Officers, Directors and Significant Employees

Evan Williams. Mr. Williams is a founder, and current President and CEO of Border Management, Inc. Mr. Williams has over thirty five years experience as an electrical, engineering, and project management consultant. Mr. Williams has provided professional advice through his own consulting company to both small and large businesses as well as institutional and government bodies. Mr. Williams also has experience in business planning, performance analysis, budgeting, procurement, and quality assurance. Mr. Williams holds a General Certificate of Education in Mathematics & Physics, University of Cambridge, Extn. Examinations Syndicate. Also Ordinary National Diplomas in Mechanical, Electronic, and Electrical Engineering (Great Britain) and Higher National Diploma in Electrical and Electronic Engineering (Great Britain). Mr. Williams has received Post Graduate awards for Illuminating Engineering and Mathematics. Mr. Williams professional affiliations include membership in the Illuminating Engineering Society and prior membership in the Electrical Research Association (U.K.) 1967-1971

                               .14.

Solomon Nordine. Mr. Nordine is a founder , and current Treasurer of Border Management, Inc. Mr. Nordine has operated his own accounting and business consulting company for over three years. Mr. Nordine has also provided part time and full time marketing services for over one year to an import and
distribution business.   Mr. Nordine earned a Diploma in Business
Administration and Bachelor of Business Administration from Okanagan University College as well as a Master of Business Administration from the University of Phoenix.

Leigh Anderson. Mr. Anderson is founder, and current Secretary of Border Management, Inc. Mr. Anderson has thirty two years financial experience in public education. Mr. Anderson's positions have included Secretary Treasurer, Superintendent of Business and Finance, and Business Administrator. Mr. Anderson has also worked as an Independent Consultant to the B.C. Ministry of Education. For nine years Mr. Anderson held various
positions with Canada's largest chartered bank.   Mr. Anderson received a
Diploma in Business Administration from the University of Toronto and a Supervisory Officer's Certificate from the Ontario Ministry of Education.

     Compensation of Directors

We currently do not pay our Directors any fee in connection with their role as members of our Board; however our Board may choose to pay our Directors in the future dependent on Border Management's income and cash flows. Our Directors will be reimbursed for travel and out-of-pocket expenses in connection with their attendance at Board meetings.

     Employment Agreements

There are currently no Employment Agreements in place.

     Committees of the Board

We currently have no audit committee, compensation committee, nominations and governance committee of our board of directors.

     Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

     Family Relationships

There are no family relationships among our executive officers and directors.

     Legal Proceedings

As of December 31, 2006, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

     Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

                                  .15.

          Item 10. EXECUTIVE COMPENSATION

We currently do not pay our Directors any fee in connection with their role as members of our Board; however our Board may choose to pay our Directors in the future dependent on Border Management's income and cash flows. Our Directors will be reimbursed for travel and out-of-pocket expenses in connection with their attendance at Board meetings.

     Outstanding Equity Awards at Fiscal Year-End Table.

None.

     Director Compensation

None.

     Employment Agreements

None.

          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2006, there were 14,050,000 shares of our common stock outstanding and 3,000,000 additional shares of Common Stock to be issued in the Company's offering effective January 17, 2007.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

                                  .16.


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
968 - 240 St.
Langley, BC
Canada, V2Z 2Y3

Solomon Nordine       50,000            .35%                 .29%
827 Raymer Rd
Kelowna, B.C.
Canada, V1W 1J7

Leigh Anderson        50,000            .35%                 .29%
17316 Hillview Pl.
Surrey, BC
Canada
-----------------  ------------------- -------------------- -----------------


The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2006. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 14,050,000 shares of Common Stock outstanding as of December 31, 2006 and 3,000,000 additional shares of Common Stock to be issued in our offering.

There is no public trading market for our shares of common stock. In addition to Mr. Evan Williams our President, we have 55 shareholders, none of which owns more than 5% of the total shares outstanding.


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
-----------------  ------------------ -------------------- ------------------

                                 .17.

          Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (June 7, 2006) to December 31, 2006.

          Item 13. EXHIBITS



Exhibit                  Description
No.
3.1 Articles of Incorporation of Border Management, Inc. filed with
Nevada Secretary of State on June 7, 2006. (1)

3.4 Bylaws of Border Management, Inc. (1)

23.1 Consent of UHY LDMB Advisors Inc. (filed herewith)



Material Contracts

31.1 Certification by Chief Executive Officer pursuant to Sarbanes -
Oxley Section 302 (filed herewith)

31.2 Certification by Chief Financial Officer pursuant to Sarbanes -
Oxley Section 302 (filed herewith)

32.1 Certification by Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on December 5, 2006.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2006 for the audit of our annual financial statements for the fiscal year totaled $8,750

     Audit-Related Fees

We incurred assurance and audit-related fees during 2006 of $0 to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Border Management, Inc. from June 7, 2006 (Inception) through December 31, 2006 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2006.

     All Other Fees

There were no fees billed to us by UHY LDMB Advisors Inc. for services rendered to us during the last fiscal year, other than the services described above under "Audit Fees" and Audit-Related Fees."

As of the date of this filing, our current policy is not engage UHY LDMB Advisors Inc. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage UHY LDMB Advisors Inc to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                .18.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Border Management, Inc.

By: /s/ Evan Williams
---------------------
Evan Williams
Chief Executive Officer,
President

Date: March 29,2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 29, 2007
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 29, 2007
-------------------   Treasurer, Director
Solomon Nordine