Form 10QSB
period 2007-03-31
Border Management, Inc.
filed 2007-05-15
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31,2007

      [] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from           to
                                          -----------  -----------


                     Commission file number: 333-139129

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


(Former name or former address, if changed since last report)Not Applicable

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes    [ ] No

----------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [ ] Yes    [x] No


The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of May 15, 2007 was $0.

The Registrant has 50,000,000 shares of common stock, par value $0.001, authorized and 14,050,000 shares of common stock outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (check one):
                                             [ ] Yes    [x] No

-------------------------------------------------------------------------

                        BORDER MANAGEMENT, INC.

        FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                          TABLE OF CONTENTS

PART I

Item 1.  Finacial Statements
Balance Sheets as of March 31, 2007 and December 31, 2006 . . . . . . .F-1
Statements of Operations for the Three Months Ended March 31, 2007
And 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months Ended March 31, 2007
And 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-5
Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .11

PART II

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .11
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. . .11
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .11
Item 4. Submission of Matters to a Vote of Security Holders . . . . . .11
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .11
Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                        BORDER MANAGEMENT, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                            March 31, 2007






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                       March 31    December 31
                                         2007         2006
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     330        $     352

     Promissory note receivable
     -related party (Note 3)              140,000          140,000
                                        ------------    -------------
Total Assets                            $ 140,330        $ 140,352
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  25,609        $  22,143
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                    (27,955)         (24,467)
                                        ------------    -------------
Total stockholders' equity                114,721          118,209
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 140,330        $ 140,352
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director

/s/Leigh Anderson
-----------------
Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                                      For the Three     Period from
                                       Months Ended    June 7, 2006
                                      March 31, 2007  (inception) to
                                                       March 31,2007
----------------------------------------------------------------------
REVENUE
Interest Revenue                      $   2,800        $    5,555
Operating Revenue                       -                 -
                                      =============   ===============
Total Revenue                         $   2,800        $    5,555

EXPENSES
     Bank Charges                            22                51
     Professional fees                    6,096            33,039
     Regulatory fees                        170               420
                                      =============    ==============
Total Expenses                            6,288            33,510

NET LOSS                              $  (3,488)        $ (27,955)
                                      =============    ==============

Loss per share (Note 2(e))            $      (0.00)     $       (0.00)
                                      =============    ==============

Weighted average number
of shares outstanding                14,050,000
                                   ==============

----------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to March 31, 2007


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -            (3,488)         (3,488)
                ---------  -------- ----------- --------------- -------------
Balance
March 31,
2007           14,050,000  $14,050  $ 128,626   $ (27,955)      $ 114,721
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                                     For the Three   Period from
                                     Months Ended    June 7, 2006
                                     March 31, 2007  (inception) to
                                                     March 31, 2007

---------------------------------------------------------------------


CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES
  Net loss                           $  (3,488)      $ (27,955)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Increase in accounts payable
    and accrued liabilities              3,466          25,609
                                     ----------      -----------
(22) (2,346)
                                     ==========      ===========

INVESTING ACTIVITIES
     Promissory note receivable          -            (140,000)
                                     ----------      -----------

FINANCING ACTIVITIES
     Common stock issued for cash:       -             142,676
                                     ----------      -----------
INCREASE IN CASH                           (22)            330
                                     ----------      -----------
CASH, beginning                            352            -
                                     ----------      -----------
CASH, ending                         $     330       $     330
                                     ----------      -----------

SUPPLEMENTAL INFORMATION
Cash paid during the year to:
     Interest                        $ -              $ -
     Income taxes                    $ -              $ -
--------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                  .F-4.

BORDER MANAGEMENT, INC.
(a development stage company)

MARCH 31, 2007

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of March 31, 2007, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $140,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of March 31, 2007 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $2,013 owing to the president of the Company.

6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       March 31,2007
       Operating loss carry-forwards                        $ 9,428
       Valuation allowance                                   (9,428)
----------------------------------------------------------------------------
Net Deferred tax assset                                     $ -
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

The Company has not yet computed its operating loss carry-forwards for income tax purposes.
                                 .F-5.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS / PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and attached notes. This discussion may contain forward-looking statements that could involve risks and uncertainties.

Forward-looking Statements:

The statements contained in this 10-QSB that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or our current expectations with respect to the future operations, performance or position. These forward-looking statements are estimates and predictions.

We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-QSB. These forward-looking statements are based on current information and expectation and we assume no obligation to update them at any stage.

Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We cannot assure that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Description of Business:

Border Management was formed to offer a "one stop" management and consulting service to corporations and individuals wanting to commence operations in Canada. We have a mature base of consultants that we can draw on to assist our Directors in providing services to our clients. We are therefore able to provide advice directly or through a sound base of business, engineering, legal, and other professionals relating to a wide variety of issues.

                                   .6.

Border Management was incorporated on June 7, 2006 however we have not yet commenced operations other than research and establish a preliminary business plan. We have invested the majority of the proceeds from our original share issue in an interest-bearing demand note issued by JPI Project Management Inc. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, the wife of our company's Director Evan Williams.

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

Period Ended March 31, 2007:

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

Revenue for the 90 day period ended March 31, 2007 was $ 2,800.

The net loss for the period ended March 31, 2007 was $ 3,488 or $ 0.00 per share.

                                  .7.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


Transfer Agent and Registrar:

Our transfer agent is the law firm of Kerr & Associates located in Las Vegas Nevada.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We also intend commencing operations during this next year. Our current short-term investment is not intended to be the only source of our income. Should there be a delay beyond one year in the start of our activities, we could be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We believe, however, we have enough cash available to satisfy our requirements during the next twelve months.

Operational Matters:

Over the next twelve months, we have enough cash to effect limited research, recruitment, and marketing plans.

Our industry research will be ongoing. We will monitor what services our competitors offer along with their strengths, weaknesses, and fees. We will also monitor changes in Federal and Provincial legislation, which is likely to affect our clients and our ability to deliver professional service.

Our recruiting efforts will be to attract and contract with professionals such as engineers, lawyers, and accountants outside of our company. We will also recruit prospective employees and professionals to work within our company. Employees, however, will only be hired as workload demands. As such we cannot say at this time how many, if any, will be hired during the next twelve months.

Our marketing objective will be to solicit clients outside and to a lesser extent inside of Canada. Our marketing will include the use of newspapers, internet, trade journals, various print medium such as brochures, and some travel to meet prospective clients. We are currently developing a web site.

Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months. Neither do we expect any major purchases or sales of plant and equipment.

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Plan of Distribution

We have registered 3,000,000 shares of our common stock, which shall be offered and sold on a self-underwritten basis by Mr. Evan Williams our Chief Executive Officer and President, or, at our discretion, by participating broker-dealers licensed by the National Association of Securities Dealers, Inc. Although we anticipate being listed on the OTC-Bulletin Board, we may not be. Regardless, we will offer the shares to the public at a price of $.10 per share. There is no minimum investment requirement and funds received by us from this offering will not be placed into an escrow account. The offering price of the shares was arbitrarily determined by us. The offering price of the shares does not have any relationship to our assets, book value, or earnings. We reserve the right to reject any subscription in whole or in part, for any reason or for no reason. There can be no assurance that we will sell any or all of the offered shares.

As our offering is "self-underwritten" in nature and at a fixed price of $.10 per share, we are unsure whether we will sell any shares of common stock. As a result, we are unable at this time to determine what State, if any, offers or sales will be made. We may also seek out broker-dealers to assist us in placing our stock. Regardless of whether we place our stock ourselves or through agents, we will comply with all applicable blue-sky requirements of each jurisdiction in which we ultimately offer and sell our shares.

Under the Securities Exchange Act of 1934 and the regulations there under, any person engaged in a distribution of the shares of our common stock offered by our prospectus may not simultaneously engage in market making activities with respect to our common stock during the applicable
"cooling off" periods prior to the commencement of such distribution.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to engage a broker / dealer to apply on our behalf for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of our shares may have difficulty selling their common stock should they desire to do so.

State securities laws may also limit trading in our shares.

Shares being registered on the selling shareholder's behalf:

We have also registered 14,050,000 shares of our common stock held by our fifty-six shareholders, the selling shareholders, on their behalf. Prior to the listing of our securities on the OTC Bulletin Board, the selling shareholders have agreed to sell their shares at a price of $.10. Once our securities are listed on the OTC Bulletin Board the selling shareholder may sell some or all of such shares at any price. The shares will not be sold in an underwritten public offering.

                                  .9.

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

                                  .10.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Border Management, Inc. is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit

31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2007.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 15, 2007
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 15, 2007
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.