Form 10KSB/A
period 2006-12-31
Border Management, Inc.
filed 2007-07-13
CIK 1377940

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

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. O

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes  No x

--------------------------------------------------------------

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its annual report on Form 10 -KSB for the period since inception June 7, 2006 to December 31, 2006 (the "Original Filing"), as filed with the Securities and Exchange Commission ("SEC") on March 29, 2007 to change its reporting status to a shell company.

Although this Form 10-KSB/A sets forth the Original Filing in its entirety, this Form 10-KSB/A only amends its declaration as a shell company and no other information in the Original Filing is amended hereby. New currently -dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Filing on March 29, 2007.


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

Date: July 13,2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   July 13, 2007
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   July 13, 2007
-------------------   Treasurer, Director
Solomon Nordine