Form 10QSB/A
period 2007-03-31
Border Management, Inc.
filed 2007-07-13
CIK 1377940

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

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [x] Yes    [ ] No


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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the "Original Filing"), as filed with the Securities and Exchange Commission ("SEC") on May 15, 2007 to change its reporting status to a shell company.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends its declaration as a shell company and no other information in the Original Filing is amended hereby. New currently -dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Filing on May 15, 2007.


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

                                 .11.