Form 10QSB
period 2007-06-30
Border Management, Inc.
filed 2007-08-15
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30,2007

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


The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of August 15, 2007 was $0.

The Registrant has 50,000,000 shares of common stock, par value $0.001, authorized and 14,050,000 shares of common stock outstanding as of August 15, 2007.

Transitional Small Business Disclosure Format (check one):
                                             [ ] Yes    [x] No

-------------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                          TABLE OF CONTENTS

PART I

Item 1.  Finacial Statements
Balance Sheets as of June 30, 2007 and December 31, 2006. . . . . . . .F-1
Statements of Operations for the Three and Six Months Ended June 30, 2007
And from Inception (June 7,2006) to June 30, 2007 . . . . . . . . . . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three and Six Months Ended June 30, 2007
And from Inception(June 7, 2006) to June 30,2007. . . . . . . . . . . .F-4
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-5
Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .11

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

                             June 30, 2007






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                       June 30     December 31
                                         2007         2006
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     330        $     352

     Promissory note receivable
     -related party (Note 3)              125,000          140,000
                                        ------------    -------------
Total Assets                            $ 125,330        $ 140,352
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  29,234        $  22,143
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                    (46,580)         (24,467)
                                        ------------    -------------
Total stockholders' equity                 96,096          118,209
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 125,330        $ 140,352
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

/s/Leigh Anderson
-----------------
Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Six     Period from
                      Months Ended     Months Ended    June 7, 2006
                      June 30, 2007    June 30, 2007  (inception) to
                                                       June 30,2007
----------------------------------------------------------------------
REVENUE
Interest Revenue       $   2,641      $   5,441        $    8,196
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue          $   2,641      $   5,441        $    8,196

EXPENSES
     Bank Charges        -                   22                51
     Management fees       5,891          5,981             5,981
     Professional fees     8,570         14,665            41,609
     Listing and Share
       Transfer fees       5,220          5,390             5,640
     Rent                  1,495          1,495             1,495
                       =============  =============    ==============
Total Expenses            21,266         27,553            54,776

NET LOSS               $ (18,625)     $ (22,113)        $ (46,580)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00)
  (Note 2(e))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000
                       =============

----------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to June 30, 2007


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (22,113)        (22,113)
                ---------  -------- ----------- --------------- -------------
Balance
June 30,
2007           14,050,000  $14,050  $ 128,626   $ (46,580)      $  96,096
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Six     Period from
                      Months Ended   Months Ended    June 7, 2006
                      June 30,2007   June 30, 2007  (inception) to
                                                     June 30, 2007

---------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (18,625)     $ (22,113)     $ (46,580)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts payable
   and accrued
   liabilities             3,625          7,091          29,234
                       -----------    ----------      -----------
                         (15,000)       (15,022)        (17,346)
                       -----------    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           15,000         15,000        (125,000)
                       -----------    ----------      -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -              -            142,676
                       -----------    ----------      -----------
INCREASE IN CASH              (0)           (22)            330
                       -----------    ----------      -----------
CASH, beginning              330            351            -
                       -----------    ----------      -----------
CASH, ending           $     330      $     330       $     330
                       -----------    ----------      -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -
--------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                  .F-4.

BORDER MANAGEMENT, INC.
(a development stage company)

June 30, 2007

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of June 30, 2007, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and and Financial Liabilities - Including an Amendment of FASB Statement
No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.


3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY


The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $125,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI. On May 15, 2007 a demand of $15,000 was made on the original $140,000 note, reducing it to its ending June 30, 2007 balance of $125,000. The $15,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for April, May, and June were also made through a payment on behalf of BMI by JPI to reduce the outstanding shareholder's loan.


4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of June 30, 2007 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $38 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees relate to this agreement.

(d)Rental fees are charged on a month-to-month basis by JPI.

(e) Professional fees include $8000 billed by S N Ventures Inc., a company controlled by the Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       June 30,2007
       Operating loss carry-forwards                        $ 15,834
       Valuation allowance                                   (15,834)
----------------------------------------------------------------------------
Net Deferred tax assset                                     $ -
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

Description of Business:

Border Management was formed to offer a "one stop" management and consulting service to corporations and individuals wanting to commence business operations in Canada. We have a mature base of consultants that we can draw on to assist our Directors in providing services to our clients. We are therefore able to provide advice directly or through a sound base of business, engineering, legal, and other professionals relating to a wide variety of issues.

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

Period Ended June 30, 2007:

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

Revenue for the 90 day period ended June 30, 2007 was $ 2,641.

Revenue for the six month period ended June 30, 2007 was $ 5,441.

The net loss for the 90 day period ended June 30, 2007 was $ 18,625 or $ 0.00 per share.

The net loss for the six month period ended June 30, 2007 was $22,113 or $ 0.00 per share.

                                  .7.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


Transfer Agent and Registrar:

Our transfer agent is Island Stock Transfer located at 100- Second Avenue South, Suite 104N, St. Petersburg, Florida, 33701.

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

                                  .10.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended June 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended June 30, 2007.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2007.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 15, 2007
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 15, 2007
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.