Form 10QSB
period 2007-09-30
Border Management, Inc.
filed 2007-11-14
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2007

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


The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of November 13, 2007 was $0.

The Registrant has 50,000,000 shares of common stock, par value $0.001, authorized and 14,050,000 shares of common stock outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one):
                                             [ ] Yes    [x] No

-------------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of September 30, 2007 and December 31, 2006. . . . . F-1
Statements of Operations for the Three and Nine Months Ended September
30, 2007 And from Inception (June 7,2006) to September 30, 2007 . . . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three and Nine Months Ended September
30, 2007 And from Inception(June 7, 2006) to September 30,2007. . . . .F-4
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-5
Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .11

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

                          SEPTEMBER 30, 2007






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      September 30  December 31
                                         2007         2006
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     330        $     352

     Promissory note receivable
     -related party (Note 3)              110,000          140,000
                                        ------------    -------------
Total Assets                            $ 110,330        $ 140,352
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  25,080        $  22,143
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                    (57,426)         (24,467)
                                        ------------    -------------
Total stockholders' equity                 85,250          118,209
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 110,330        $ 140,352
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director

/s/Leigh Anderson
-----------------
Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   Period from   Period From
                      Months Ended     Months Ended    Months Ended   June 7, 2006  June 7, 2006
                      Sept 30, 2007    Sept 30, 2006   Sept 30,2007  (inception) to (inception) to
                                                                      Sept 30,2006  Sept 30. 2007
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $   2,300      $ -              $    7,741      $ -            $ 10,496
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $   2,300      $ -              $    7,741      $ -            $ 10,496

EXPENSES
     Advertising             746        -                     746        -                 746
     Bank Charges        -              -                      22        -                  51
     Management fees       6,180        -                  12,161        -              12,161
     Professional fees     4,330         21,260            18,996        26,260         45,939
     Listing and Share
       Transfer fees         300        -                   5,690        -               5,940
     Rent                  1,590        -                   3,085        -               3,085
                       =============  =============    ==============  =============  =============
Total Expenses            13,146         21,260            40,700        26,260         67,922

NET LOSS               $ (10,846)     $ (21,260)        $ (32,959)     $(26,260)      $(57,426)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.00)
  (Note 2(e))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     7,670,701         14,050,000      7,655,603      12,507,900
                       =============  =============    ==============  =============  =============

---------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to September 30, 2007


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (32,959)        (32,959)
                ---------  -------- ----------- --------------- -------------
Balance
Sept 30,
2007           14,050,000  $14,050  $ 128,626   $ (57,426)      $  85,250
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine  Period From  Period from
                      Months Ended   Months Ended    Months Ended  June 7, 2006 June 7,2006
                      Sept 30,2007   Sept 30, 2006   Sept 30, 2007 to Sept 30,  (inception) to
                                                                   2006         Sept 30, 2007

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (10,846)     $ (21,260)     $ (32,959)     $ (26,260)   $ (57,426)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts payable
   and accrued
   liabilities            (4,154)        21,260           2,937        26,260       25,081
                       -----------    ----------      -----------    ----------   -----------
                         (15,000)        -              (30,022)       -           (32,346)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           15,000       (140,000)         30,000       (140,000)    (110,000)
                       -----------    ----------      -----------    -----------   -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -            65,257            -           142,676      142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE IN CASH              (0)       (74,743)            (22)         2,676          330
                       -----------    ----------      -----------    -----------   -----------
CASH, beginning              330         77,419             351         -            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $     330      $   2,676       $     330      $   2,676     $    330
                       -----------    ----------      -----------    -----------   -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -            $ -           $ -
     Income taxes      $ -            $ -             $ -            $ -           $ -
-----------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                  .F-4.

BORDER MANAGEMENT, INC.
(a development stage company)

September 30, 2007

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of September 30, 2007, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

In February 2007, the Financial Accounting Standards Board (FASB)issued SFASNo. 159, "The Fair Value Option for Financial Assets and FinancialLiabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.


3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $110,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

On May 15, 2007 a demand of $15,000 was made on the original $140,000 note, reducing it to its ending June 30, 2007 balance of $125,000. The $15,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for April, May, and June were also made through a payment on behalf of BMI by JPI to reduce the outstanding shareholder's loan.

On July 31 a demand of $15,000 was made on the remaining $125,000 note, reducing it to its ending September 30, 2007 balance of $110,000. The $15,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for July, August, and September were also made through a payment on behalf of BMI by JPI to reduce the outstanding shareholder's loan.


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

(b)Included in accounts payable and accrued liabilities is $8,655 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI.

(e) Professional fees for the nine months ending September 30, 2007 include $11,180 attributed to S N Ventures Inc., a company controlled by the Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Sept 30,2007
       Operating loss carry-forwards                        $ 19,525
       Valuation allowance                                   (19,525)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

                                   .6.

Border Management was incorporated on June 7, 2006 and has now commenced operations. We have invested the majority of the proceeds from our original share issue in an interest-bearing demand note issued by JPI Project ManagementInc. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, the wife of our company's Director Evan Williams.

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

Period Ended September 30, 2007:

We have now commenced operations, however we have had no service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, we initiated our marketing plan. Our focus has been on the following three areas:

1.Development of a web site. Some key components have been agreed to and our basic site is now operational.

2.Placing of advertisements in U.S. newspapers. Our first advertisements were placed in Washington and Oregon newspapers. We anticipate placing additional advertisements in both the U.S. and Europe.

3.We have commenced discussions with a number of business contacts and potential clients.

Should we be able to develop a client base, we anticipate our services will be rendered to our clients on both an ongoing basis as well as a one time and project consulting basis. If engaged on a project or one time basis, we will recognize revenues at the time that all services have been substantially completed. At the discretion of our management, we may accept restricted equity securities in certain entities as payments for services provided to these entities. Some of these entities may be newly formed, have no operating history, and the market for such securities would be very limited. In the event that there is a public market for the securities, we will record the securities at a discount from the market price, since (i) the securities are restricted and (ii) there is no assurance that the value of these securities will be realized. The amount of shares we will accept in lieu of a portion of a client's cash payment is situation specific.

Revenue for the 90 day period ended September 30, 2007 was $ 2,300.

Revenue for the nine month period ended September 30, 2007 was $ 7,741.

The net loss for the 90 day period ended September 30, 2007 was $ 10,846 or $ 0.00 per share.

The net loss for the nine month period ended September 30, 2007 was $32,959 or $ 0.00 per share.

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


Transfer Agent and Registrar:

Our transfer agent is Island Stock Transfer located at 100- Second Avenue South, Suite 104N, St. Petersburg, Florida, 33701.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We have also commenced operations with the creation of our website and the marketing of our services. Our current short-term investment is not intended to be the only source of our income. Should there be a delay beyond one year in producing revenues for our services, we could be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We believe, however, we have enough cash available to satisfy our requirements during the next twelve months.

Operational Matters:

Over the next twelve months, we have enough cash to proceed with limited research, recruitment, and marketing plans.

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

Our marketing objective will be to solicit clients outside and to a lesser extent inside of Canada. Our marketing will include the use of newspapers and internet. We will consider trade journals, various print mediums such as brochures, and some travel to meet prospective clients. We will change our website as is necessary.

Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months. Neither do we expect any major purchases or sales of plant and equipment.

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-KSB for the period ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.


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

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have engaged a broker / dealer to apply on our behalf for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of our shares may have difficulty selling their common stock should they desire to do so.

State securities laws may also limit trading in our shares.

Shares being registered on the selling shareholder's behalf:

We have also registered 6,550,000 shares of our common stock held by our fifty-six shareholders, the selling shareholders, on their behalf. Prior to the listing of our securities on the OTC Bulletin Board, the selling shareholders have agreed to sell their shares at a price of $.10. Once our securities are listed on the OTC Bulletin Board the selling shareholder may sell some or all of such shares at any price. The shares will not be sold in an underwritten public offering.

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

                                  .10.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended September 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended September 30, 2007.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the third quarter of 2007.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   November 14, 2007
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   November 14, 2007
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.