Form 10KSB
period 2007-12-31
Border Management, Inc.
filed 2008-03-27
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31,      Commission file number:
2007                               333-139129

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $9,741.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 25, 2008 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 25, 2008 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes  No x

--------------------------------------------------------------



                      BORDER MANAGEMENT, INC.

                   2007 FORM 10-KSB ANNUAL REPORT

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

     Typical Revenue Producing Transaction

We will analyze each clients needs and our ability to professionally service that client. Assuming we can, our fee will be set by the type of service we provide. Services of a more routine or elementary nature will be charged at lower rates than services requiring specialized skills. Also, in many cases we will have to utilize the outside services of consultants. In doing so our fee will in part be dictated by the type of consultant retained what they as sub-contractors would charge as well the quantity of work and expertise applied. In some cases our fee will only be for a review of the clients needs. In all cases, we will attempt to avoid misunderstandings regarding fees with our clients by discussing and reviewing our services and the amounts to be charged to our clients before accepting the engagement.

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

     Employees and Strategic Advisors

As at March 25, 2008 we have no full-time employees with the exception of our three members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants will be independent contractors.

                                  .2.

     Financial Information About Industry Segments

The Company had not commenced operations as at December 31, 2007 and therefore can report no financial information on industry segments.

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

          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2007 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2007.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on June 7, 2006 to December 31, 2007.


2006
---------
                  High           Low
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote

2007
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote



As of December 31, 2007 there was no Quote for the Stock. As of December 31, 2007 there were 56 holders of record of the Common Stock of the Company.

                                 .3.

     General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which 14,050,000 shares were issued and outstanding as of December 31, 2007. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2007. The Company did not purchase any securities during the year-ended December 31, 2007.

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

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (June 7, 2006) through December 31, 2007.

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

Border Management was incorporated on June 7, 2006 however, we have not yet commenced operations other than research and establish a preliminary business plan. We have invested the majority of the proceeds from our original share issue in a short term interest bearing note issued by JPI Project Management Inc. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, Evan Williams's wife.

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


In addition to the other information set forth in this report, you should carefully consider the "Risk Factors" in this Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.


     Period Ended December 31, 2007:

We have commenced operations, however we have had no service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last year, we initiated our marketing plan. Our focus has been on the following three areas:

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

We believe the increased value of the Canadian dollar as compared to the U.S. dollar may have a negative and on going impact on our business plans.

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

The major changes in specific accounts in our operating statement for the year ended December 31, 2007 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2007 was $9,741 and was derived from interest income only. Previous year's revenue also from interest was $2,755.

Expenses

Advertising costs increased to $746 during the year ended December 31, 2007 because of marketing expenditures for web site development and newspaper advertising. No advertising costs were incurred during the previous year ended December 31, 2006 as we had not yet commenced operations.

Management fees of $17,441 were incurred during this year of operations pursuant to an April 1, 2007 agreement with JPI Project management Inc. None were paid from inception to December 31, 2006.

Professional fees of $16,759 were incurred as compares to $26,943 from inception to December 31, 2006. Included in fees to December 31, 2007 were fees of $13,518 paid to S N Ventures Inc., a company owned by the Treasurer.

Listing and Share Transfer fees of $6,020 were incurred for the year ended December 31, 2007. Our prior period amount to December 31, 2006 was $250. The increase was due to the initial costs paid to Island Stock Transfer of Florida upon their appointment as our new Listing and Stock Transfer Agent.

Rent was paid during the year ended December 31, 2007. None was paid during the previous year of operations.

The net loss for the year ended December 31, 2007 was $35,653 or $0.00253 per share compared to a loss of $24,467 for the period ended December 31, 2006. an increase of $11,186.


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

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, this in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

                                 .6.

     We Are a Development Stage Company.

We were incorporated on June 7, 2006. Although we believe we will generate revenues and become profitable, no assurance can be given in this regard. We are a development stage company and may never be able to effectively implement our business plan. The revenue and income potential of our proposed business and operations is unproven. The lack of operating history makes it difficult to evaluate the future prospects of our business.

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

In addition we hold no trademarks or copyrights and our proprietary information could be assumed by others offering similar services. Our business model is not capital intensive, so others wanting to enter our field will have little barrier to entry if they have the necessary skills.

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

As of November 14, 2007, our securities were listed on the OTC Bulletin Board. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

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

Purchasers Of The Shares Offered In Our Registration Statement Will Incur Immediate Substantial Dilution In The Net Tangible Book Value Of
Approximately $0.07757 or 77.57% per Share.

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

     Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer located in St. Petersburg,
Florida.

     Resale Restrictions

All of our shares of common stock issued prior to March 25, 2008 are "restricted securities" as this term is defined under Rule 144, in that such shares were issued in private transactions not involving a public offering and may not be sold in the U.S. in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933, as amended, or another exemption from registration. In general, under Rule 144 as currently in effect, any of our affiliates or any person (or persons whose shares are aggregated in accordance with Rule 144) who has beneficially owned our common shares which are treated as restricted securities for at least one (1) year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of our outstanding common shares (approximately 170,500 shares based upon the number of common shares expected to be outstanding after our offering) or the reported average weekly trading volume in our common shares during the four weeks preceding the date on which notice of such sale was filed under Rule 144. Sales under Rule 144 are also subject to sale restrictions and notice requirements and to the availability of current public information concerning our company. In addition, affiliates of our company must comply with the restrictions and requirements of Rule 144 (other than the one (1) year holding period requirements) in order to sell common shares that are not restricted securities (such as common shares acquired by affiliates in market transactions). Furthermore, if a period of at least two (2) years has elapsed from the date restricted securities were acquired from us or from one of our affiliates, a holder of these restricted securities who is not an affiliate at the time of the sale and who has not been an affiliate for at least three (3) months prior to such sale would be entitled to sell the shares immediately without regard to the volume, manner of sale, notice and public information requirements of Rule 144.

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

     Shares being registered on the selling shareholder's behalf

We have also registered 6,550,000 shares of our common stock held by our fifty five shareholders, the selling shareholders, on their behalf. The selling shareholder may sell some or all of such shares at any price.

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

                                  .13.

                        BORDER MANAGEMENT, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2007


                          FINANCIAL STATEMENTS
                         BORDER MANAGEMENT, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2007 and December 31, 2006 . . . F-3
Statement of Operations for the Cumulative Period from Inception
June 7, 2006, to December 31, 2007 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, June 7, 2006 to December 31, 2007 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
June 7, 2006 to December 31, 2007. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

                      INDEPENDENT AUDITORS' REPORT

UHY LDMB Advisors Inc., Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.

We have audited the accompanying balance sheet of Border Management, Inc. as at December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

February 6, 2008


                                 .F-2.


Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      December 31  December 31
                                         2007         2006
                                      (AUDITED)    (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     330        $     352
     Interest Receivable                      667                -
     Promissory note receivable
     -related party (Note 3)               90,000          140,000
     Refundable Taxes                       2,266                -
                                        ------------    -------------
Total Assets                            $  93,263        $ 140,352
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  10,707        $  22,143
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                    (60,120)         (24,467)
                                        ------------    -------------
Total stockholders' equity                 82,556          118,209
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  93,263        $ 140,352
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

/s/Leigh Anderson
-----------------
Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-3.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Year    Period from       Period From
                         Ended        June 7, 2006      June 7, 2006
                      Dec 31, 2007    (inception) to   (inception) to
                                      Dec 31, 2006      Dec 31, 2007
---------------------------------------------------------------------
REVENUE
Interest Revenue       $   9,741      $   2,755        $   12,496
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue          $   9,741      $   2,755        $   12,496

EXPENSES
     Advertising             746        -                     746
     Bank Charges             23             29                52
     Management fees      17,441        -                  17,441
     Professional fees    16,759         26,943            43,702
     Listing and Share
       Transfer fees       6,020            250             6,270
     Rent                  4,405        -                   4,405
                       =============  =============    ==============
Total Expenses            43,394         27,222            72,596

NET LOSS               $ (35,653)     $ (24,467)        $ (60,120)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00)
  (Note 2(e))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000     10,483,894        12,753,234
                       =============  =============    ==============

---------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to December 31, 2007


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance
Dec 31,
2007           14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Year  Period From     Period from
                         Ended      June 7, 2006    June 7,2006
                      Dec 31,2007   to Dec 31,     (inception) to
                                       2006         Dec 31, 2007

-----------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (35,653)     $ (24,467)     $ (60,120)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts receivable
   and accrued
   assets                 (2,933)        -               (2,933)
   Increase (Decrease)
   In accounts payable
   and accrued
   liabilities           (11,436)        22,143          10,707
                       -----------    ----------      -----------
                         (50,022)        (2,324)        (52,346)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           50,000       (140,000)        (90,000)
                       -----------    ----------      -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -           142,676         142,676
                       -----------    ----------      -----------
INCREASE IN CASH             (22)           352             330
                       -----------    ----------      -----------
CASH, beginning              352         -            -
                       -----------    ----------      -----------
CASH, ending           $     330      $     352       $     330
                       -----------    ----------      -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -
-------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                  .F-6.

BORDER MANAGEMENT, INC.
(a development stage company)

December 31, 2007

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of December 31, 2007, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        c .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, interest recievable, refundable taxes, and accounts payable and accrued liabilities.

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

In December 2007, the FASB issued Statement No. 14 (revised 2007), Business Combinations ("Statement 141 (R)". Statement 141 (R) changes the accounting for and reporting of business combination trasnactions. Statement 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's finacial statements.

In December 2007, the FASB issued Statement No. 160, Accounting and Reporting for Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51 ("Statement 160"). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and the reporting of transaction between the reporting entity and holders of such noncontrolling interest. Statement 160 is effective for the first annual reporting period beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.



3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $90,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

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

On October 1, 2007 a demand of $10,000 was made on the remaining $110,000. The $10,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for October and November were also made through a payment on behalf of BMI by JPI to reduce the outstanding shareholder's loan.

On December 31, 2007 a demand of $10,000 was made on the remaining $100,000. The $10,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account.




4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of December 31, 2007 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $207 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2007 $17,441; 2006- Nil) relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2007 - $4,405; 2006- Nil).

(e) Professional fees for the year ending December 31, 2007 include $13,518.46 attributed to S N Ventures Inc., a company controlled by the Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Dec 31,2007
       Operating loss carry-forwards                        $ 20,441
       Valuation allowance                                   (20,441)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has not yet computed its 2007 operating loss carry-forwards for income tax purposes.
                                 .F-7.

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

     Item 8B. OTHER INFORMATION

None.

               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2007.


---------------------------  ---------------  ---------------------------
NAME                         AGE              Position
---------------------------  ---------------  ---------------------------
Evan Williams                62               President
Solomon Nordine              26               Treasurer
Leigh Anderson               69               Secretary
---------------------------  ---------------  ---------------------------


     Background of Executive Officers, Directors and Significant Employees

Evan Williams. Mr. Williams is a founder, and current President and CEO of Border Management, Inc. Mr. Williams has over thirty-six years experience as an electrical, engineering, and project management consultant. Mr. Williams has provided professional advice through his own consulting company to both small and large businesses as well as institutional and government bodies. Mr. Williams also has experience in business planning, performance analysis, budgeting, procurement, and quality assurance. Mr. Williams holds a General Certificate of Education in Mathematics & Physics, University of Cambridge, Extn. Examinations Syndicate. Also Ordinary National Diplomas in Mechanical, Electronic, and Electrical Engineering (Great Britain) and Higher National Diploma in Electrical and Electronic Engineering (Great Britain). Mr. Williams has received Post Graduate awards for Illuminating Engineering and Mathematics. Mr. Williams professional affiliations include membership in the Illuminating Engineering Society and prior membership in the Electrical Research Association (U.K.) 1967-1971

                               .14.

Solomon Nordine. Mr. Nordine is a founder , and current Treasurer of Border Management, Inc. Mr. Nordine has operated his own accounting and business consulting company for over three years. Mr. Nordine has also provided part time and full time marketing services for over one year to an import and
distribution business.   Mr. Nordine earned a Diploma in Business
Administration and Bachelor of Business Administration from Okanagan University College as well as a Master of Business Administration from the University of Phoenix.

Leigh Anderson. Mr. Anderson is founder, and current Secretary of Border Management, Inc. Mr. Anderson has thirty three years financial experience in public education. Mr. Anderson's positions have included Secretary Treasurer, Superintendent of Business and Finance, and Business Administrator. Mr. Anderson has also worked as an Independent Consultant to the B.C. Ministry of Education. For ten years Mr. Anderson held various
positions with Canada's largest chartered bank.   Mr. Anderson received a
Diploma in Business Administration from the University of Toronto and a Supervisory Officer's Certificate from the Ontario Ministry of Education.

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

     Legal Proceedings

As of December 31, 2007, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

     Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, we believe that during the year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

     Outstanding Equity Awards at Fiscal Year-End Table.

None.

     Director Compensation

None.

     Employment Agreements

None.

          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2007, there were 14,050,000 shares of our common stock outstanding and 3,000,000 additional shares of Common Stock to be issued in the Company's offering effective January 17, 2007.

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


The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2007. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 14,050,000 shares of Common Stock outstanding as of December 31, 2007 and 3,000,000 additional shares of Common Stock to be issued in our offering.

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


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
-----------------  ------------------ -------------------- ------------------

                                 .17.

          Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (June 7, 2006) to December 31, 2007.

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

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on December 5, 2006.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2007 for the audit of our annual financial statements for the fiscal year totaled $5,250.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2007 of $18,055 to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Border Management, Inc. from June 7, 2006 (Inception) through December 31, 2007 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2007.

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

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 25, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 25, 2008
-------------------   Treasurer, Director
Solomon Nordine