Form 10QSB
period 2008-03-31
Border Management, Inc.
filed 2008-05-14
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31,2008

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


The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of May 13, 2008 was $0.

The Registrant has 50,000,000 shares of common stock, par value $0.001, authorized and 14,050,000 shares of common stock outstanding as of May 13, 2008.

Transitional Small Business Disclosure Format (check one):
                                             [ ] Yes    [x] No

-------------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2008 and December 31, 2007. . . . . . . F-1
Statements of Operations for the Three Months Ended March 31,2008 and March 31, 2007 And from Inception (June 7,2006) to March 31, 2008. . . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months Ended March 31 2007 and March 31, 2008 And from Inception(June 7, 2006) to March 31, 2008 . . .F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5
Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .11

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

                          MARCH 31, 2008






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      March 31     December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     198        $     330
     Interest receivable                      600              667

     Promissory note receivable
     -related party (Note 3)               80,000           90,000
     Refundable Taxes                       2,810            2,266
                                        ------------    -------------
Total Assets                            $  83,608        $  93,263
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  16,771        $  10,707
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                    (75,839)         (60,120)
                                        ------------    -------------
Total stockholders' equity                 66,837           82,556
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  83,608        $  93,263
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period from
                      Months Ended     Months Ended    June 7, 2006
                      March 31, 2008   March 31, 2007  (inception) to
                                                       March 31,2008
---------------------------------------------------------------------
REVENUE
Interest Revenue       $   1,800      $    2,800       $   14,296
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue          $   1,800      $    2,800       $   14,296

EXPENSES
     Advertising              62        -                     808
     Bank Charges             32             22                84
     Management fees       6,000        -                  23,441
     Professional fees     9,250          6,096            52,952
     Listing and Share
       Transfer fees         300            170             6,570
     Rent                  1,875        -                   6,280
                       =============  =============    ==============
Total Expenses            17,519          6,288            90,135

NET LOSS               $ (15,719)     $  (3,488)        $ (75,839)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $      (0.01)
  (Note 2(e))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000     14,050,000       12,931,222
                       =============  =============    ==============

---------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to March 31, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
Period            -          -        -           (15,719)        (15,719)
                ---------  --------- ---------- --------------- -------------

Balance
March 31,
2008           14,050,000  $14,050  $ 128,626   $ (75,839)      $  66,837
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    June 7,2006
                      March 31,2008  March 31, 2007  (inception) to
                                                     March 31, 2008

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (15,719)     $  (3,488)     $ (75,839)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:

   Decrease (Increase)
   in accounts receivable
   and accrued assets      (477)         -              (3,410)

   Increase (Decrease)
   in accounts payable
   and accrued
   liabilities             6,064         3,466           16,771
                       -----------    ----------      -----------
                         (10,132)          (22)         (62,478)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           10,000        -               (80,000)
                       -----------    ----------      -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -           -               142,676
                       -----------    ----------      -----------
INCREASE (DECREASE)
IN CASH                     (132)           (22)            198
                       -----------    ----------      -----------
CASH, beginning              330            352         -
                       -----------    ----------      -----------
CASH, ending           $     198      $     330       $     198
                       -----------    ----------      -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -
------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                  .F-4.

BORDER MANAGEMENT, INC.
(a development stage company)

March 31, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of March 31, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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


3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $80,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

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

On October 1, 2007 a demand of $10,000 was made on the remaining $110,000. The $10,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for October and November were also made through a payment on behalf of BM by JPI to reduce the outstanding shareholder's loan.

On December 31, 2007 a demand of $10,000 was made on the remaining $100,000. The $10,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account.

On March 31, 2008 a demand of $10,000 was made on the remaining $90,000. The $10,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account.



4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of March 31, 2008 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $326 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2008 - $6000; 2007 -$17,441; 2006 - Nil)
relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2008 -$1,875; 2007 - $4,405; 2006 - Nil).

(e) Professional fees include amounts attributed to S N Ventures Inc.(2008 -$3,000; 2007 - $13,518.46; 2006 - Nil), a company controlled by the
Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       March 31,2008
       Operating loss carry-forwards                        $ 25,785
       Valuation allowance                                   (25,785)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

                                   .6.

Border Management was incorporated on June 7, 2006 and has commenced operations. We have invested $80,000 of the proceeds from our original share issue in an interest-bearing demand note issued by JPI Project ManagementInc. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, the wife of our company's Director Evan Williams.

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

Period Ended March 31, 2008:

Our continued operations have not generated service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, we continued our marketing plan. Our focus has been on the following three areas:

1.Continued development of our web site.

2.Placing of additional advertisements in U.S. internet media.

3.We continued discussions with our business contacts.

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

The major changes in specific accounts in our operating statement for the three month period ended March 31, 2008 as compared to the previous three month period ended March 31, 2007 are as follows:

Revenue

Revenue for the three month period ended March 31, 2008 was $1,800 and was derived from interest income only. Previous year's revenue for the three months ended March 31, 2008 was also from interest only and was $2,800.

Expenses

Management fees of $6,000 were incurred during the three months ended March 31, 2008 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. None were paid for the three months ended March 31, 2008. Professional fees of $9,250 were incurred for the three month period ended March 31, 2008 as compared to $6,096 for the three months ended March 31, 2007. Included in fees to March 31, 2008 were fees of $3,000 paid to S N Ventures Inc., a company owned by the Treasurer. Rent of $1,875 was to paid to JPI during the three month period ended March 31, 2008. None was paid during the three months ended March 31, 2008.

The net loss for the three month period ended March 31, 2008 was $15,719 or $0.00111 per share compared to a loss of $3,488 for the three months ended March 31, 2008 an increase of $12,231.

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

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-KSB for the period ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.


Plan of Distribution

We have registered 3,000,000 shares of our common stock, which shall be offered and sold on a self-underwritten basis by Mr. Evan Williams our Chief Executive Officer and President, or, at our discretion, by participating broker-dealers licensed by the National Association of Securities Dealers, Inc. We have been listed on the OTC-Bulletin Board, our trading symbol is BRDN. Regardless, we will offer the shares to the public at a price of $.10 per share. There is no minimum investment requirement and funds received by us from this offering will not be placed into an escrow account. The offering price of the shares was arbitrarily determined by us. The offering price of the shares does not have any relationship to our assets, book value, or earnings. We reserve the right to reject any subscription in whole or in part, for any reason or for no reason. There can be no assurance that we will sell any or all of the offered shares.

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

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason a public trading market does not otherwise develop, purchasers of our shares may have difficulty selling their common stock should they desire to do so.

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

                                  .10.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2008.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2008.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 13, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 13, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.