Form 10-Q
period 2008-06-30
Border Management, Inc.
filed 2008-08-14
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30,2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]             Accelerated filer [ ]
Non-accelerated filer [ ] (Do not       Smaller reporting company [X]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [x] Yes    [ ] No

As of June 30, 2008 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of June 30, 2008 and December 31, 2007 . . . . . . . F-1
Statements of Operations for the Six Months Ended June 30,2008 and
June 30, 2007 And from Inception (June 7,2006) to June 30, 2008. . . . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Six Months Ended June 30 2007 and
June 30, 2008 And from Inception(June 7, 2006) to June 30, 2008 . . . .F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5

Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Quantitative and Qualitative Disclosures about Market Risk. . .10
Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . .10

PART II.   OTHER INFORMATION

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

                           JUNE 30, 2008






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                       June 30     December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   2,903        $     330
     Interest receivable                      533              667

     Promissory note receivable
     -related party (Note 3)               40,000           90,000
     Refundable Taxes                       1,927            2,266
                                        ------------    -------------
Total Assets                            $  45,363        $  93,263
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  11,369        $  10,707
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (108,682)         (60,120)
                                        ------------    -------------
Total stockholders' equity                 33,994           82,556
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  45,363        $  93,263
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Six    For the Six   Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      June 30, 2008    June 30, 2007   June 30,2008   June 30,2007 (inception) to
                                                                                    June 30, 2008
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $   1,600      $   2,641        $    3,400      $  5,441       $ 15,896
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $   1,600      $   2,641        $    3,400      $  5,441       $ 15,896

EXPENSES
     Advertising         -              -                      62        -                 809
     Bank Charges            113        -                     145            22            196
     Management fees      18,000          5,981            24,000         5,981         41,441
     Professional fees     8,530          8,570            17,780        14,665         61,482
     Listing and Share
       Transfer fees       4,800          5,220             5,100         5,390         11,370
     Rent                  3,000          1,495             4,875         1,495          9,280
                       =============  =============    ==============  =============  =============
Total Expenses            34,443         21,266            51,962        27,553        124,578

NET LOSS               $ (32,843)     $ (18,625)        $ (48,562)     $(22,113)     $(108,682)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.01)
  (Note 2(e))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000      13,066,247
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

For the Period from June 7, 2006 (inception) to June 30, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
Period            -          -        -           (48,562)        (48,562)
                ---------  --------- ---------- --------------- -------------

Balance
June 30,
2008           14,050,000  $14,050  $ 128,626   $(108,682)      $  33,994
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Six  For the Six   Period from
                      Months Ended   Months Ended    Months Ended Months Ended  June 7,2006
                      June 30,2008   June 30, 2007   June 30,2008 June 30,2007 (inception) to
                                                                                June 30, 2008

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (32,843)     $ (18,625)     $ (48,562)     $ (22,113)   $(108,682)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
  Decrease (Increase)
   in accounts receivable
   and accrued assets        950        -                   473        -            (2,460)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            (5,420)         3,625             662         7,091       11,369
                       -----------    ----------      -----------    ----------   -----------
                         (37,295)       (15,000)        (47,427)      (15,022)     (99,773)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           40,000         15,000          50,000        15,000       (40,000)
                       -----------    ----------      -----------    -----------   -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE IN CASH           2,705             (0)          2,573            (22)        2,903
                       -----------    ----------      -----------    -----------   -----------
CASH, beginning              198            330             330            351            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $   2,903      $     330       $   2,903      $     330     $   2,903
                       -----------    ----------      -----------    -----------   -----------

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

June 30, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of June 30, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        b. Revenue recognition

Revenue is recognized on the sale and transfer of goods and services.

        c .Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

        d .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant
interest, currency or 	credit risks on the financial instruments included in
these financial statements. The fair market values of these financial instruments approximate their carrying values.

        e .Income taxes

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

        f .Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

        g .Recent accounting pronouncements


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

In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on the Company's financial statements.



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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.


In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section
411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.




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

On June 30, 2008 a demand of $40,000 was made on the remaining $80,000. The $40,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for April to June 2008 were also made on behalf of BMI by JPI to reduce the shareholder's loan account.




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

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2008 - $24,000; 2007 -$17,441; 2006 - Nil)
relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2008 -$4,875; 2007 - $4,405; 2006 - Nil).

(e) Professional fees include amounts attributed to S N Ventures Inc.(2008 -$9,500; 2007 - $13,518.46; 2006 - Nil), a company controlled by the
Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       June 30,2008
       Operating loss carry-forwards                        $ 36,949
       Valuation allowance                                   (36,949)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2007 operating loss carry-forwards for income tax purposes to be $60,120.
                                 .F-5.

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

Period Ended June 30, 2008:

Our continued operations have not generated service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months our focus has been on continued discussions with our business contscts.

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

Comparison of Three Month Periods Ended June 30, 2008, and June 30, 2007

The major changes in specific accounts in our operating statement for the three month period ended June 30, 2008 as compared to the previous three month period ended June 30, 2007 are as follows:

Revenue

Revenue for the three month period ended June 30, 2008 was $1,600 and was derived from interest income only. Previous year's revenue for the three months ended June 30, 2007 was also from interest only and was $2,641.

Expenses

Management fees of $18,000 were incurred during the three months ended June 30, 2008 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $5,981 was paid for the three months ended June 30, 2007. Rent of $3,000 was to paid to JPI during the three month period ended June 30, 2008. $1,495 was paid during the three months ended June 30, 2007.

The net loss for the three month period ended June 30, 2008 was $32,843 or $0.00233 per share compared to a loss of $18,625 for the three months ended June 30, 2008 an increase of $14,218.

Comparison of Six Month Periods Ended June 30, 2008, and June 30, 2007

The major changes in specific accounts in our operating statement for the six-month period ended June 30, 2008 as compared to the previous six month period ended June 30, 2007 are as follows:

Revenue

Revenue for the six month period ended June 30, 2008 was $3,400 and was derived from interest income only. Previous year's revenue for the six months ended June 30, 2007 was also from interest only and was $5,441.

Expenses

Management fees of $24,000 were incurred during the six months ended June 30, 2008 pursuant to an April 1, 2007 agreement with JPI Project Management
Inc. $5,981 was paid for the six months ended June 30, 2007. Professional fees of $17,780 were incurred for six month period ended June 30, 2008 as compared to $14,665 for the six months ended June 30, 2007.

Included in professional fees to June 30, 2008 were fees of $9,500 paid to S N Ventures Inc., a company owned by the Treasurer. Rent of $4,875 was to paid to JPI during the six-month period ended June 30, 2008. $1,495 was paid during the six months ended June 30, 2007.

The net loss for the six month period ended June 30, 2008 was $48,562 or $0.00345 per share compared to a loss of $22,113 for the six months ended June 30, 2007 an increase of $26,449.


                                  .7.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

We have no Contractual obligations.

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

As of June 30, 2008, the Company's balance sheet reflects total current assets of $45,363 and total current liabilities of $11,369. The Company has a deficit accumulated in the development stage of $108,682. As stated, we believe we will have sufficient assets or capital resources to pay the Company's on-going expenses while it is seeking out business opportunities. If not, however, the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

Capital Resources and Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months. Neither do we expect any major purchases or sales of plant and equipment.

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



                                  .9.

ITEM 3.QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISKS

Our Company's financial instruments are not materially impacted by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting. Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                   .10.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2008.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 14, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 14, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.