Form 10KSB/A
period 2007-12-31
Border Management, Inc.
filed 2008-09-02
CIK 1377940

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                      ----------------------------

                               FORM 10-KSB/A
                              AMENDMENT NO.1

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM      TO
                                               ------  ------

                     Commission File Number: 333-139129


         ---------------------------------------------------------

                          BORDER MANAGEMENT, INC.
             -----------------------------------------------

             (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

----------------------------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2007 were $9,741.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 25, 2008 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 25, 2008 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes  No [X]

--------------------------------------------------------------

Amendment No. 1 to the Annual Report of Form 10-KSB for the Year Ended December 31, 2007


Explanatory Note

Border Management, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A ("Amendment No. 1") to amend our annual report filed on Form 10-KSB for the period ended December 31, 2007 which was originally filed on March 27, 2008.

Our original annual report did not include reference to our disclosure controls and procedures. This amendment includes a revised report in Item 8A of our disclosure controls and procedures which we have reassed and deemed ineffective at the time of filing our original 10-KSB report.

We have also revised our Principal Executive Officer and Principal Financial Officer certifications to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-B. This wording was omitted from our certifications submitted with our 10-KSB filing of March 27, 2008.

All other disclosures and exhibits as filed in our Form 10-KSB filed on March 27, 2008 are hereby incorporated by reference. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission ("SEC").

There are no other changes to the original Form 10-KSB, other than those outlined in this document. This form 10-KSB/A does not reflect events occurring after the filing of the original 10-KSB, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.

ITEM 8A. CONTROLS AND PROCEDURES

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Evaluation of disclosure controls and procedures. As of December 31, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report. We were required to include our evaluation of disclosure controls and procedures in our report of December 31, 2007 but failed to do so. Due to this omission, we have reassessed our report and concluded our disclosure controls and procedures were ineffective at the time of filing our report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Exhibits:

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

Date: August 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 29, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 29, 2008
-------------------   Treasurer, Director
Solomon Nordine