Form 10-Q
period 2008-09-30
Border Management, Inc.
filed 2008-11-12
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of September 30, 2008 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of September 30, 2008 and December 31, 2007. . . . . F-1
Statements of Operations for the Nine Months Ended September 30, 2008
and September 30, 2007 and from Inception (June 7,2006) to
September 30, 2008. . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Nine Months Ended September 30, 2008
and September 30, 2007 and from Inception (June 7, 2006) to
September 30, 2008 . . . . . . . . . . . . . . . . . . . . . .  . . . .F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5

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

                           SEPTEMBER 30, 2008






Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                     September 30   December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   2,873        $     330
     Interest receivable                        -              667

     Promissory note receivable
     -related party (Note 3)               20,000           90,000
     Refundable Taxes                       2,838            2,266
                                        ------------    -------------
Total Assets                            $  25,711        $  93,263
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $   9,680        $  10,707
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (126,645)         (60,120)
                                        ------------    -------------
Total stockholders' equity                 16,031           82,556
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  25,711        $  93,263
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine   Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      Sept 30, 2008    Sept 30, 2007   Sept 30,2008   Sept 30,2007 (inception) to
                                                                                    Sept 30, 2008
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $     800      $   2,300        $    4,200      $  7,741       $ 16,696
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $     800      $   2,300        $    4,200      $  7,741       $ 16,696

EXPENSES
     Advertising         -                  746                62           746            809
     Bank Charges             30        -                     175            22            226
     Management fees       8,492          6,180            32,491        12,161         49,932
     Professional fees     7,111          4,330            24,891        18,996         68,593
     Listing and Share
       Transfer fees         300            300             5,400         5,690         11,670
     Rent                  2,830          1,590             7,706         3,085         12,111
                       =============  =============    ==============  =============  =============
Total Expenses            18,763         13,146            70,725        40,700        143,341

NET LOSS               $ (17,963)     $ (10,846)        $ (66,525)     $(32,959)     $(126,645)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.01)
  (Note 2(e))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000      13,173,227
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

For the Period from June 7, 2006 (inception) to Sept 30, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
Period            -          -        -           (66,525)        (66,525)
                ---------  --------- ---------- --------------- -------------

Balance
Sept 30,
2008           14,050,000  $14,050  $ 128,626   $(126,645)      $  16,031
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine For the Nine  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  June 7,2006
                      Sept 30,2008   Sept 30, 2007   Sept 30,2008 Sept 30,2007 (inception) to
                                                                                Sept 30, 2008

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (17,963)     $ (10,846)     $ (66,525)     $ (32,959)   $(126,645)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
  Decrease (Increase)
   in accounts receivable
   and accrued assets       (378)        -                   95        -            (2,838)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            (1,689)        (4,154)         (1,027)        2,937        9,680
                       -----------    ----------      -----------    ----------   -----------
                         (20,030)       (15,000)        (67,457)      (30,022)    (119,803)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           20,000         15,000          70,000        30,000       (20,000)
                       -----------    ----------      -----------    -----------   -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH           (30)            (0)          2,543            (22)        2,873
                       -----------    ----------      -----------    -----------   -----------
CASH, beginning            2,903            330             330            351            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $   2,873      $     330       $   2,873      $     330     $   2,873
                       -----------    ----------      -----------    -----------   -----------

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

September 30, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of September 30, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

On July 31 a demand of $15,000 was made on the remaining $125,000 note, reducing it to its ending September 30, 2007 balance of $110,000. The $15,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for July, August, and September 2007 were also made through a payment on behalf of BMI by JPI to reduce the outstanding shareholder's loan.

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

On September 30, 2008 a demand of $20,000 was made on the remaining $40,000. The $20,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for July to September 2008 were also made on behalf of BMI by JPI to reduce the shareholder's loan account.




4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of September 30, 2008 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $3,431 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2008 - $32,491; 2007 -$17,441; 2006 - Nil)
relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2008 -$7,706; 2007 - $4,405; 2006 - Nil).

(e) Professional fees include amounts attributed to S N Ventures Inc.(2008 -$15,161; 2007 - $13,518.46; 2006 - Nil), a company controlled by the
Treasurer.

These amounts are recorded at the exchange rate based on the amounts paid and / or received by the parties.



6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Sept 30,2008
       Operating loss carry-forwards                        $ 43,059
       Valuation allowance                                   (43,059)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

Forward-looking Statements:

The statements contained in this 10-Q that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or our current expectations with respect to the future operations, performance or position. These forward-looking statements are estimates and predictions.

We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-Q. These forward-looking statements are based on current information and expectation and we assume no obligation to update them at any stage.

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

                                   .6.

Border Management was incorporated on June 7, 2006 and has commenced operations. We have invested $40,000 of the proceeds from our original share issue in an interest-bearing demand note issued by JPI Project Management Inc. JPI Project Management Inc. is a privately held British Columbia non-reporting company owned by Mrs. Jillian Williams, the wife of our company's Director Evan Williams.

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

Period Ended September 30, 2008:

Our continued operations have not generated service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months our focus has been on continued discussions with our business contacts.

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

Comparison of Three Month Periods Ended September 30, 2008 and
September 30, 2007

The major changes in specific accounts in our operating statement for the three month period ended September 30, 2008 as compared to the previous three month period ended September 30, 2007 are as follows:

Revenue

Revenue for the three month period ended September 30, 2008 was $800 and was derived from interest income only. Previous year's revenue for the three months ended September 30, 2007 was also from interest only and was $2,300.

Expenses

Management fees of $8,492 were incurred during the three months ended September 30, 2008 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $6,180 was paid for the three months ended September 30, 2007. Professional fees increased by $2,781 to $7,111 for the comparative periods. Rent of $2,830 was paid to JPI during the three month period ended September 30, 2008. $1,590 was paid during the three months ended September 30, 2007.

The net loss for the three month period ended September 30, 2008 was $17,963 or $0.00127 per share compared to a loss of $10,846 for the three months ended September 30, 2007 an increase of $7,117.

Comparison of Nine Month Periods Ended September 30, 2008, and September 30,
2007

The major changes in specific accounts in our operating statement for the nine-month period ended September 30, 2008 as compared to the previous nine-month period ended September 30, 2007 are as follows:

Revenue

Revenue for the nine month period ended September 30, 2008 was $4,200 and was derived from interest income only. Previous year's revenue for the nine months ended September 30, 2007 was also from interest only and was $7,741.

Expenses

Management fees of $32,491 were incurred during the nine months ended
September 30, 2008 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $12,161 was paid for the nine months ended September 30, 2007.

Professional fees of $24,891 were incurred for nine month period ended September 30, 2008 as compared to $18,996 for the nine months ended September 30, 2007. Included in professional fees to September 30, 2008 were fees of $15,961 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $7,706 was to paid to JPI during the nine month period ended September 30, 2008. $3,805 was paid during the nine months ended September 30, 2007.

The net loss for the nine month period ended September 30, 2008 was $66,525 or $0.00473 per share compared to a loss of $32,959 for the nine months ended September 30, 2007 an increase of $33,566.


                                  .7.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

We have no Contractual obligations.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We have also commenced operations with the creation of our website and the marketing of our services. Our current short-term investment is not intended to be the only source of our income. Should there be a delay beyond one year in producing revenues for our services, we could be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We believe, we will not have enough cash available to satisfy our requirements during the next twelve months unless the Company produces sufficient revenues or we issue additional share capital or secure debt financing.

As of September 30, 2008, the Company's balance sheet reflects total current assets of $25,711 and total current liabilities of $9.680. The Company has a deficit accumulated in the development stage of $126,645. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


Operational Matters:

Over the next twelve months, we have only enough cash to proceed with very limited research, recruitment, and marketing plans.

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

Our marketing objective will be to solicit clients outside and to a lesser extent inside of Canada. Our marketing may include the use of newspapers and the internet. We will consider trade journals, various print mediums such as brochures, and some travel to meet prospective clients. We will change our website as may be necessary.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the third quarter of 2008.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   November 12, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   November 12, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.