Form 10-K
period 2008-12-31
Border Management, Inc.
filed 2009-03-26
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K

(Mark One)


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2008

[ ]            Transition Report Pursuant to Section 13 or 15(d)
                  of The Securities Exchange Act of 1934

          For the transition period from           to
                                         ---------    ---------

                     Commission File Number 333-139129

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

                             ------------------

  Securities registered pursuant to Section 12(b) of the Act:
  None

  Securities registered pursuant to Section 12(g) of the Act:
  None

Issuer's telephone number, including area code: (604) 539-9680

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 404 of the Securities Act. [ ]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

----------------------------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   [ ]      Accelerated filer         [ ]
Non-accelerated filer     [ ]      Smaller reporting company [X]

(Do not check if a
 smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2008 were $4,600.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 26, 2009 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 26, 2009 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------



                      BORDER MANAGEMENT, INC.

                   2008 FORM 10-K ANNUAL REPORT

                          TABLE OF CONTENTS

PART I

Item 1  Description of Business . . . . . . . . . . . . . . . . . . . .1
Item 1a Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2  Description of Property . . . . . . . . . . . . . . . . . . . .7
Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .7
Item 4  Submission of Matters to a Vote of Security Holders . . . . . .7

PART II

Item 5  Market for Common Equity and Related Stockholder Matters. . . .7
Item 6  Management's Discussion and Analysis or Plan of Operation . . .9
Item 7  Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-1
Item 8  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 8A Controls and Procedures . . . . . . . . . . . . . . . . . . . .14
Item 8B Other Information . . . . . . . . . . . . . . . . . . . . . . .14

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

     Employees and Strategic Advisors

As at March 23, 2009 we have no full-time employees with the exception of our three members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants will be independent contractors.

                                  .2.

     Financial Information About Industry Segments

The Company has commenced limited operations with respect to research and marketing as at December 31, 2008. The Company has generated no service revenues to date and therefore does not report financial information on indusrty segments.

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

          Item 1a RISK FACTORS

     Risk Factors

In addition to other information contained in this Form 10-K, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-K:

An Investment In Our Common Stock Involves A High Degree Of Risk. Investors could lose their entire investment. Prospective investors should carefully consider the following factors, along with the other information set forth in this 10-K, in evaluating Border Management, its business and prospects before purchasing the common stock.

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

                                 .3.

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

We Have Limited Operating History And Have Losses To Date Which May Continue in The Future. As A Result, We May Have To Suspend Or Cease Operations.

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

                                  .4.

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

                                  .5.

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

                               .6.

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

     Our Forward-looking Statements Are Estimates Only

The statements contained in this 10-K that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current our expectations with respect to the future operations, performance or position. These forward-looking statements are predictions. We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-K.
These forward-looking statements are based on current information and expectation, and we assume no obligation to update them at any stage.

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


          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2008 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2008.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on June 7, 2006 to December 31, 2008.


2006
---------
                  High           Low
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote

2007
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote


2008
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote




As of December 31, 2008 there was no Quote for the Stock. As of December 31, 2008 there were 56 holders of record of the Common Stock of the Company.

                                 .7.

     General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which 14,050,000 shares were issued and outstanding as of December 31, 2008. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2008. The Company did not purchase any securities during the year-ended December 31, 2008.

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

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (June 7, 2006) through December 31, 2008.

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

                                 .8.

          Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and attached notes. This discussion may contain forward-looking statements that could involve risks and uncertainties. For additional information see "Risk Factors".

Border Management was incorporated on June 7, 2006 however, we have not yet commenced operations other than research and establish a preliminary business plan. We invested the majority of the proceeds from our original share issue in a short term interest bearing note issued by JPI Project Management Inc., The note was repaid during 2008. JPI Project Management Inc. is a privately held British Columbia non reporting company owned by Mrs. Jillian Williams, Evan Williams's wife.

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

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We have also commenced operations with the creation of our website and the marketing of our services. Unless we derive sufficient revenues from operations, we will be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We no not have enough cash available to satisfy our requirements during the next twelve months.

Operational Matters:

Over the next twelve months, we do not have enough cash to proceed with limited research, recruitment, and marketing plans.

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


     Period Ended December 31, 2008:

We have commenced operations, however we have had no service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last year, we initiated our marketing plan. Our focus has been on the following three areas:

1.Our web-site has been maintained.

2.Newspaper advertisments were placed for our services.

3.We have continued discussions with a number of business contacts and potential clients.

We believe the value of the Canadian dollar as compared to the U.S. dollar may have a negative and on going impact on our business plans.

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

The major changes in specific accounts in our operating statement for the year ended December 31, 2008 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2008 was $4,600 and was derived from interest income only. Previous year's revenue also from interest was $9,741.

Expenses

Advertising costs decreased to $167 during the year ended December 31, 2008 due to reduced newspaper advertising. Advertising costs of $746 were incurred during the previous year ended December 31, 2007.

Management fees of $39,841 were incurred during this year of operations pursuant to an April 1, 2007 agreement with JPI Project management Inc. $17,441 was paid during the previous year ended December 31,2007.

Professional fees of $29,611 were incurred as compares to $17,441 from inception to December 31, 2007. Included in fees to December 31, 2008 were fees of $20,111 paid to S N Ventures Inc., a company owned by the Treasurer.

Listing and Share Transfer fees of $6,700 were incurred for the year ended December 31, 2008. Our prior period amount to December 31, 2007 was $6,020. The increase was due to the initial costs paid to Island Stock Transfer of Florida upon their appointment as our new Listing and Stock Transfer Agent.

Rent, of $10,155 was paid during the year ended December 31, 2008. $4,405 was paid during the previous year of operations.

The net loss for the year ended December 31, 2008 was $82,700 or $0.00588 per share compared to a loss of $35,653 for the period ended December 31, 2007, an increase of $47,047.


                                 .9.

     Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.



     Shares Eligible for Future Sale

     Common Stock

We are authorized to issue an additional 35,950,000 shares of Common Stock; however, none have been issued to date.

The founders shares(14,050,000) are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act.

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

                                 .11.

          PLAN OF DISTRIBUTION

Currently there are no shares registered for sale on behalf of the Company.

There are no shares registerd for sale on behalf on the exisiting
Shareholders.

The existing shareholders may sell some or all of their shares as restricted shares at any price.

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

                          DECEMBER 31, 2008


                          FINANCIAL STATEMENTS
                         BORDER MANAGEMENT, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2008 and December 31, 2007 . . . F-3
Statement of Operations for the Cumulative Period from Inception
June 7, 2006, to December 31, 2008 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, June 7, 2006 to December 31, 2008 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
June 7, 2006 to December 31, 2008. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

                      INDEPENDENT AUDITORS' REPORT

UHY LDMB Advisors Inc., Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.

We have audited the accompanying balance sheets of Border Management, Inc. as at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2009


                                 .F-2.


Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      December 31  December 31
                                         2008         2007
                                      (AUDITED)    (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   9,983        $     330
     Interest Receivable                       -               667
     Promissory note receivable
     -related party (Note 3)                   -            90,000
     Refundable Taxes                         664            2,266
                                        ------------    -------------
Total Assets                            $  10,647        $  93,263
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  10,791        $  10,707
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (142,820)         (60,120)
                                        ------------    -------------
Total stockholders' equity                   (144)          82,556
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  10,647        $  93,263
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

Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-3.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Year    For the Year      Period from       Period From
                         Ended           Ended          June 7, 2006      June 7, 2006
                      Dec 31, 2008    Dec 31, 2007     (inception) to    (inception) to
                                                        Dec 31, 2006      Dec 31, 2007
----------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $   4,600      $   9,741        $    2,755         $   17,096
Operating Revenue        -              -                 -                 -
                       =============  =============   ===============     ==============
Total Revenue          $   4,600      $   9,741        $    2,755         $   17,096

EXPENSES
     Advertising             167            746           -                      913
     Bank Charges            309             23                29                361
     Foreign Currency
       Loss                  517         -                -                      517
     Listing and Share
       Transfer fees       6,700          6,020           -                   12,970
     Management fees      39,841         17,441           -                   57,282
     Professional fees    29,611         16,759            26,943             73,313
     Rent                 10,155          4,405           -                   14,560
                       =============  =============    ==============     ===============
Total Expenses            87,300         43,394            27,222            159,916

NET LOSS               $ (82,700)     $ (35,653)        $ (24,467)        $ (142,820)
                       =============  =============    ==============     ===============

Loss per share         $      (0.01)  $      (0.00)     $       (0.00)    $       (0.01)
  (Note 2(f))          =============  =============    ==============     ===============

Weighted average
number of shares
outstanding             14,050,000     14,050,000       10,483,894         13,259,222
                       =============  =============    ==============     ===============

-----------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to December 31, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance
Dec 31,
2007           14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
               ----------  -------- ----------- --------------- -------------

Net loss for
The period        -          -        -           (82,700)        (82,700)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)
               =========== ======== =========== ================ ============




The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Year  For the Year    Period From     Period from
                         Ended         Ended        June 7, 2006    June 7,2006
                      Dec 31,2008   Dec 31,2007      to Dec 31,    (inception) to
                                                       2006         Dec 31, 2007

---------------------------------------------------------------------------------



CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (82,700)     $ (35,653)     $ (24,467)     $(142,820)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts receivable
   and accrued
   assets                  2,269         (2,933)        -                (665)
   Increase (Decrease)
   In accounts payable
   and accrued
   liabilities                84        (11,436)         22,143         10,792
                       -----------    ----------      -----------    ------------
                         (80,347)       (50,022)         (2,324)      (132,693)

                       ===========    ==========      ===========    ============

INVESTING ACTIVITIES
     Promissory note
     receivable           90,000         50,000         (140,000)        -
                       -----------    ----------      -----------    ------------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -            -               142,676       142,676
                       -----------    ----------      -----------    ------------
INCREASE IN CASH           9,653            (22)             352         9,983
                       -----------    ----------      -----------    ------------
CASH, beginning              330            352         -                -
                       -----------    ----------      -----------
CASH, ending           $   9,983      $     330       $     352      $   9,983
                       ===========    ==========      ===========    ============

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -            $ -
     Income taxes      $ -            $ -             $ -            $ -
---------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                  .F-6.

BORDER MANAGEMENT, INC.
(a development stage company)

December 31, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of December 31, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        b .Revenue recognition.

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

In February 2007, the Financial Accounting Standards Board (FASB)issued SFASNo. 159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 became effective for the year beginning January 1, 2008. There was no material impact on the corporation's financial statements upon adoption of SFAS 159.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active ("FST 157-3"), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset's fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company's financial statements.


3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The remaining capital of $20,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

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

On December 31, 2008 a demand of $20,000 was made on the remaining $20,000. The $20,000 payment was made on behalf of BMI by JPI to reduce the shareholder's loan account. Interest payments for October to December 2008 were also made on behalf of BMI by JPI to reduce the shareholder's loan account.






4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of December 31, 2008 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $2,192 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2008 $39,841; 2007 $17,441; 2006- Nil) relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2008-$10,155 ; 2007 - $4,405; 2006- Nil).

(e) Professional fees for the year ending December 31, 2008 include
(2008 - $20,111 ; 2007 - $13,518.46 ; 2006 - Nil) attributed to S N Ventures
Inc., a company controlled by the Treasurer.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Dec 31,2008
       Operating loss carry-forwards                        $ 48,559
       Valuation allowance                                   (48,559)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2007 operating loss carry-forwards for income tax purposes to be $60,120. It has estimated its 2008 operating loss carry-forwards for income tax purposes to be $142,820.

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

     Item 8B. OTHER INFORMATION

None.

               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2008.


---------------------------  ---------------  ---------------------------
NAME                         AGE              Position
---------------------------  ---------------  ---------------------------
Evan Williams                63               President
Solomon Nordine              28               Treasurer
Leigh Anderson               70               Secretary
---------------------------  ---------------  ---------------------------


     Background of Executive Officers, Directors and Significant Employees

Evan Williams. Mr. Williams is a founder, and current President and CEO of Border Management, Inc. Mr. Williams has over thirty-seven years experience as an electrical, engineering, and project management consultant. Mr. Williams has provided professional advice through his own consulting company to both small and large businesses as well as institutional and government bodies. Mr. Williams also has experience in business planning, performance analysis, budgeting, procurement, and quality assurance. Mr. Williams holds a General Certificate of Education in Mathematics & Physics, University of Cambridge, Extn. Examinations Syndicate. Also Ordinary National Diplomas in Mechanical, Electronic, and Electrical Engineering (Great Britain) and Higher National Diploma in Electrical and Electronic Engineering (Great Britain). Mr. Williams has received Post Graduate awards for Illuminating Engineering and Mathematics. Mr. Williams professional affiliations include membership in the Illuminating Engineering Society and prior membership in the Electrical Research Association (U.K.) 1967-1971

                               .14.

Solomon Nordine. Mr. Nordine is a founder , and current Treasurer of Border Management, Inc. Mr. Nordine has operated his own accounting and business consulting company for over four years. Mr. Nordine has also provided part time and full time marketing services for over one year to an import and
distribution business.   Mr. Nordine earned a Diploma in Business
Administration and Bachelor of Business Administration from Okanagan University College as well as a Master of Business Administration from the University of Phoenix.

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

     Legal Proceedings

As of December 31, 2008, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

     Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2008, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2008, we believe that during the year ended December 31, 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

None.

     Employment Agreements

None.

          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2008, there were 14,050,000 shares of our common stock outstanding.

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

                                  .16.


----------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares
Of Beneficial      Beneficially Owned
Owner
-----------------  ------------------ --------------------
Evan Williams      7,500,000          53.38%
968 - 240 St.
Langley, BC
Canada, V2Z 2Y3

Solomon Nordine       50,000            .35%
827 Raymer Rd
Kelowna, B.C.
Canada, V1W 1J7

Leigh Anderson        50,000            .35%
17316 Hillview Pl.
Surrey, BC
Canada
-----------------  ------------------- --------------------


The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2008. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 14,050,000 shares of Common Stock outstanding as of December 31, 2008.

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


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
-----------------  ------------------ -------------------- ------------------

                                 .17.

          Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (June 7, 2006) to December 31, 2008.

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

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on December 5, 2006.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2008 for the audit of our annual financial statements for the fiscal year totaled $5,000.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2008 of $13,215. to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Border Management, Inc. from June 7, 2006 (Inception) through December 31, 2008 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2008.

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

Date: March 26, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 26, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 26, 2009
-------------------   Treasurer, Director
Solomon Nordine

/s/Leigh Anderson
-----------------     Secretary, Director        March 26, 2009
Leigh Anderson

