Form 10-Q
period 2009-03-31
Border Management, Inc.
filed 2009-05-13
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of March 31, 2009 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2009 and December 31, 2008 . . . . . .  F-1
Statements of Operations for the Three Months Ended March 31, 2009
and March 31, 2008 and from Inception (June 7,2006) to
March 31, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months Ended March 31, 2009
and March 31, 2008 and from Inception (June 7, 2006) to
March 31, 2009. .  . . . . . . . . . . . . . . . . . . . . . .  . . . .F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5

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

                             MARCH 31, 2009






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                       March 31         December 31
                                         2009              2008
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   6,336        $   9,983
     Refundable Taxes                         549              664
                                        ------------    -------------
Total Assets                            $   6,885        $  10,647
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  15,004        $  10,791
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 4)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (150,795)        (142,820)
                                        ------------    -------------
Total stockholders' equity                 (8,119)            (144)
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $   6,885        $  10,647
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period From
                      Months Ended     Months Ended    June 7, 2006
                      March 31, 2009   March 31, 2008  (inception) to
                                                       March 31, 2009
---------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $   1,800        $   17,096
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue            -                1,800            17,096
                       =============  =============   ===============

EXPENSES
     Advertising             105             62             1,018
     Bank Charges             53             32               412
     Foreign Currency
       Loss                  221        -                     738
     Listing and Share
       Transfer fees       2,272            300            15,242
     Management fees       2,381          6,000            59,662
     Professional fees     1,753          9,250            75,067
     Rent                  1,190          1,875            15,751
                       =============  =============    ==============
Total Expenses             7,975         17,519           167,890
                       =============  =============    ==============

NET LOSS               $  (7,975)     $ (15,719)        $(150,794)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $      (0.01)
  (Note 2(f))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         13,328,453
                       =============  =============    ==============

----------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to March 31, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
Period            -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
Period            -          -        -            (7,975)         (7,975)
               ----------  -------- ----------- --------------- -------------

Balance
March 31,
2009           14,050,000  $14,050  $ 128,626   $(150,795)      $  (8,119)
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    June 7,2006
                      March 31,2009  March 31, 2008  (inception) to
                                                     March 31, 2009

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $  (7,975)     $ (15,719)     $ (150,795)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
  (Increase) Decrease
   in accounts receivable
   and accrued assets        116          (477)            (549)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities             4,212          6,064          15,004
                       -----------    ----------      -----------
                          (3,647)       (10,132)       (136,340)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     Receivable
       (Note 3)             -            10,000            -
                       -----------    ----------      -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -          142,676
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH        (3,647)          (132)          6,336
                       -----------    ----------      -----------
CASH, beginning            9,983            330            -
                       -----------    ----------      -----------
CASH, ending           $   6,336      $     198       $   6,336
                       -----------    ----------      -----------

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

March 31, 2009

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of March 31, 2009, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on the Company?s financial statements.



In February 2007, the Financial Accounting Standards Board (FASB)issued SFASNo. 159, "The Fair Value Option for Financial Assets and FinancialLiabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 became effective for the year beginning January 1, 2008.There was no material impact on the corporation?s financial Statements upon adoption of SFAS 159.

In December 2007, the FASB issued Statement No. 14 (revised 2007), Business Combinations ("Statement 141 (R)". Statement 141 (R) changes the accounting for and reporting of business combination transactions. Statement 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (?FST 157-3?), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset?s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company?s financial statements.


3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The promissory note receivable pays monthly interest only of 2/3% per month and carries an effective annual interest rate of 8.30%. The capital of $20,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment was due November 15, 2006. The first three monthly payments from JPI were made in advance on November 8, 2006. The subsequent three monthly payments were made on January 24, 2007 through a payment on behalf of BMI by JPI.

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

On June 30, 2008 a demand of $40,000 was made on the remaining $80,000. The $40,000 payment was made on behalf of BMI by JPI to reduce the shareholder?s loan account. Interest payments for April to June 2008 were also made on behalf of BMI by JPI to reduce the shareholder?s loan account.

On September 30, 2008 a demand of $20,000 was made on the remaining $40,000. The $20,000 payment was made on behalf of BMI by JPI to reduce the shareholder?s loan account. Interest payments for July to September 2008 were also made on behalf of BMI by JPI to reduce the shareholder?s loan account.

On December 31, 2008 a demand of $20,000 was made on the remaining $20,000. The $20,000 payment was made on behalf of BMI by JPI to reduce the shareholder?s loan account. Interest payments for October to December 2008 were also made on behalf of BMI by JPI to reduce the shareholder?s loan account.





4.Stockholders' Equity:

            Common Stock Offerings:
            On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

            On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

All subscribers and current shareholders as of March 31, 2009 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $1,675 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2009 -2,381; 2008 - $6,000;)relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2009 -$1,190; 2008 - $1,875;).

(e) Professional fees include amounts attributed to S N Ventures Inc.(2009 -$190; 2008 - $3,000), a company controlled by the Treasurer.

These amounts are recorded at the exchange rate based on the amounts paid and / or received by the parties.



6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                      March 31,2009
       Operating loss carry-forwards                        $ 51,270
       Valuation allowance                                   (51,270)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

Period Ended March 31, 2009:

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


Comparison of Three Month Periods Ended March 31, 2009, and March 31,
2008

The major changes in specific accounts in our operating statement for the three month period ended March 31, 2009 as compared to the previous three month period ended March 31, 2008 are as follows:

Revenue

Revenue for the three month period ended March 31, 2009 was $0.00. Previous year's revenue for the three months ended March 31, 2008 was from interest only and was $1,800.

Expenses

Listing and share transfer fees increased from $300 during the three month period of March 2008 to $2,272 for the three month period ending March 31, 2009.

Management fees of $2,381 were incurred during the three months ended
March 31, 2009 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $6,000 was paid for the three months ended March 31, 2008.

Professional fees of $1,753 were incurred for the three month period ended March 31, 2009 as compared to $9,250 for the three months ended March
31, 2008. Included in professional fees to March 31, 2009 were fees of $190 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $1,190 was to paid to JPI during the three month period ended March 31, 2009. $1,875 was paid during the three months ended March 31, 2008.

The net loss for the three month period ended March 31, 2009 was $7,975 or $0.00056 per share compared to a loss of $15,719 for the three months ended March 31, 2008 a decrease of $7,744.


                                  .7.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

We have no Contractual obligations.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We have also commenced operations with the creation of our website and the marketing of our services. As we now longer have cash, we will be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We believe, we will not have enough cash available to satisfy our requirements during the next twelve months unless the Company produces sufficient revenues or we issue additional share capital or secure debt financing.

As of March 31, 2009, the Company's balance sheet reflects total current assets of $6,885 and total current liabilities of $15,004. The Company has a deficit accumulated in the development stage of $150,795. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


Operational Matters:

Over the next twelve months, assuming we are able to acquire funding we will proceed with very limited research, recruitment, and marketing plans.

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

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-KSB for the period ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.



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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009, based on criteria established in the Internal Control ? Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2009.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 13, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 13, 2009
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.