Form 10-Q
period 2009-06-30
Border Management, Inc.
filed 2009-08-12
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of June 30, 2009 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------



                       BORDER MANAGEMENT, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of June 30, 2009 and December 31, 2008 . . . . . . . F-1
Statements of Operations for the Six Months Ended June 30, 2009
and June 30, 2008 and from Inception (June 7,2006) to
June 30, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Six Months Ended June 30, 2009
and June 30, 2008 and from Inception (June 7, 2006) to
June 30, 2009. .  . . . . . . . . . . . . . . . . . . . . . .  . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5

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

                             JUNE 30, 2009






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                        June 30         December 31
                                         2009              2008
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   1,337        $   9,983
     Refundable Taxes                         373              664
                                        ------------    -------------
Total Assets                            $   1,710        $  10,647
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  18,321        $  10,791
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 4)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (159,287)        (142,820)
                                        ------------    -------------
Total stockholders' deficiency            (16,611)            (144)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   1,710        $  10,647
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Six    For the Six   Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      June 30, 2009    June 30, 2008   June 30, 2009  June 30, 2008 (inception) to
                                                                                    June 30, 2009
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $   1,600        $  -            $  3,400       $ 17,096
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $ -            $   1,600        $    3,400      $  7,741       $ 17,096

EXPENSES
     Advertising             124        -                     229            62          1,142
     Bank charges             53            113               106           145            465
     Foreign currency
       Loss/(Gain)           (84)       -                     136        -                 654
     Listing and share
        transfer fees      1,844          4,800             4,116         5,100         17,086
     Management fees       2,581         18,000             4,961        24,000         62,243
     Professional fees     2,685          8,530             4,439        17,780         77,752
     Rent                  1,290          3,000             2,480         4,875         17,041
                       =============  =============    ==============  =============  =============
Total Expenses             8,493         34,443            16,467        51,962        176,383

NET LOSS               $  (8,493)     $ (32,843)        $ (16,467)     $(48,562)     $(159,287)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.01)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000      13,387,131
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

For the Period from June 7, 2006 (inception) to June 30, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -            (16,467)        (16,467)
               ----------  -------- ----------- --------------- -------------

Balance        14,050,000  $14,050  $ 128,626    $(159,287)     $ (16,611)
June 30,
2009

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Six  For the Six  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  June 7,2006
                      June 30,2009   June 30, 2008   June 30,2009 June 30,2008 (inception) to
                                                                                June 30, 2009

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $  (8,493)     $ (32,843)     $ (16,467)     $ (48,562)   $(159,287)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets        175            950             291           473        (373)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities             3,319         (5,402)          7,530           662       18,321
                       -----------    ----------      -----------    ----------   -----------
                          (4,999)       (37,295)         (8,646)      (47,427)    (141,339)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     Receivable
       (Note 3)             -            40,000            -            50,000           -
                       -----------    ----------      -----------    -----------   -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH        (4,999)         2,705          (8,646)         2,573         1,337
CASH, beginning            6,336            198           9,983            330            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $   1,337      $   2,903       $   1,337      $   2,903     $   1,337
                       -----------    ----------      -----------    -----------   -----------

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

June 30, 2009

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of June 30, 2009, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        d .Financial instruments

The Company's financial instruments consist of cash, refundable taxes, and accounts payable and accrued liabilities.

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

In June 2009, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 168 (?SFAS No. 168?), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles?a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (?Codification?) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (?GAAP?). Rules and interpretive releases of the Securities and Exchange Commission (?SEC?) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company?s financial statements.



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

All subscribers and current shareholders as of June 30, 2009 are founders of Border Management, Inc.

5. RELATED PARTY TRANSACTIONS

(a)On September 29, 2006, the Company advanced $140,000 to a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $7,653 owing to the president of the Company.

(c)On April 1, 2007, a management agreement was entered into with JPI and all management fees (2009 - $4,961; 2008 - $24,000;)relate to this agreement.

(d)Rental charges are paid on a month-to-month basis to JPI (2009 -$2,480; 2008 - $4,875;).

(e) Professional fees include amounts attributed to S N Ventures Inc.(2009 -$1,491; 2008 - $9,500), a company controlled by the Treasurer.

These amounts are recorded at the exchange rate based on the amounts paid and / or received by the parties.



6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                      June 30,2009
       Operating loss carry-forwards                        $ 54,158
       Valuation allowance                                   (54,158)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

Period Ended June 30, 2009:

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


Comparison of Three Month Periods Ended June 30, 2009, and June 30,
2008

The major changes in specific accounts in our operating statement for the three month period ended June 30, 2009 as compared to the previous three month period ended June 30, 2008 are as follows:

Revenue

Revenue for the three month period ended June 30, 2009 was $0.00. Previous year's revenue for the three months ended June 30, 2008 was from interest only and was $1,600.

Expenses

Listing and share transfer fees decreased from $4,800 during the three month period of June 2008 to $1,844 for the three month period ending June 30, 2009.

Management fees of $2,581 were incurred during the three months ended
June 30, 2009 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $18,000 was paid for the three months ended June 30, 2008.

Professional fees of $2,685 were incurred for the three month period ended June 30, 2009 as compared to $8,530 for the three months ended June
30, 2008.

Rent of $1,290 was to paid to JPI during the three month period ended June 30, 2009. $3,000 was paid during the three months ended June 30, 2008.

The net loss for the three month period ended June 30, 2009 was $8,493 or $0.00060 per share compared to a loss of $32,843 for the three months ended June 30, 2008 a decrease of $24,350.


Comparison of Six Month Periods Ended June 30, 2009, and June 30,
2008

The major changes in specific accounts in our operating statement for the six month period ended June 30, 2009 as compared to the previous six month period ended June 30, 2008 are as follows:

Revenue

Revenue for the six month period ended June 30, 2009 was $0.00. Previous year's revenue for the six months ended June 30, 2008 was from interest only and was $3,400.

Expenses

Listing and share transfer fees decreased from $5,100 during the six month period of June 2008 to $4,116 for the six month period ending June 30, 2009.

Management fees of $4,961 were incurred during the six months ended
June 30, 2009 pursuant to an April 1, 2007 agreement with JPI Project Management Inc. $24,000 was paid for the six months ended June 30, 2008.

Professional fees of $4,439 were incurred for the six month period ended June 30, 2009 as compared to $17,780 for the six months ended June
31, 2008. Included in professional fees to June 30, 2009 were fees of $1,491 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $2,480 was to paid to JPI during the six month period ended June 30, 2009. $4,875 was paid during the six months ended June 30, 2008.

The net loss for the six month period ended June 30, 2009 was $16,467 or $0.001172 per share compared to a loss of $48,562 for the six months ended June 30, 2008 a decrease of $32,105.



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

As of June 30, 2009, the Company's balance sheet reflects total current assets of $1,710 and total current liabilities of $18,321. The Company has a deficit accumulated in the development stage of $159,287. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.



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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2009, based on criteria established in the Internal Control ? Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2009.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 12, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 12, 2009
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.