Form 10-K
period 2009-12-31
Border Management, Inc.
filed 2010-03-30
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K

(Mark One)


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2009

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

                             Title of each class
                             -------------------
                   Common stock, par value $0.001 per share
                  Preferred stock, par value $0.001 per share


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

Large accelerated filer   [ ]      Accelerated filer         [ ]
Non-accelerated filer     [ ]      Smaller reporting company [X]

(Do not check if a
 smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

There were no issuer's revenues for the fiscal year ended December 31, 2009.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 29, 2010 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 29, 2010 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------



                      BORDER MANAGEMENT, INC.

                   2009 FORM 10-K ANNUAL REPORT

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

     Employees and Strategic Advisors

As at March 29, 2010 we have no full-time employees with the exception of our three members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants will be independent contractors.

                                  .2.

     Financial Information About Industry Segments

The Company has commenced limited operations with respect to research and marketing as at December 31, 2009. The Company has generated no service revenue to date and therefore does not report financial information on indusrty segments.

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


          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2009 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2009.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on June 7, 2006 to December 31, 2009.


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


2009
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote





As of December 31, 2009 there was no Quote for the Stock. As of December 31, 2009 there were 56 holders of record of the Common Stock of the Company.

                                 .7.

     General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which 14,050,000 shares were issued and outstanding as of December 31, 2009. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2009. The Company did not purchase any securities during the year-ended December 31, 2009.

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

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (June 7, 2006) through December 31, 2009.

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


     Period Ended December 31, 2009:

We have commenced operations, however we have had no service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last year, we initiated our marketing plan. Our focus has been on the following three areas:

1.Our web-site has been maintained.

2.We have continued discussions with a number of business contacts.

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

The major changes in specific accounts in our operating statement for the year ended December 31, 2009 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2009 was $ 0. Revenue for the year ended December 31, 2008, $4,600, was derived from interest income only.

Expenses

Advertising costs increased to $333 during the year ended December 31, 2009. Advertising costs of $167 were incurred during the previous year ended December 31, 2008.

Management fees of $4,961 were incurred during this year of operations. $39,841 was paid during the previous year ended December 31,2008.

Professional fees of $14,864 were incurred as compares to $29,611 from inception to December 31, 2008. Included in fees to December 31, 2009 were fees of $1,491 paid to S N Ventures Inc., a company owned by the Treasurer.

Listing and Share Transfer fees of $5,429 were incurred for the year ended December 31, 2009. Our prior period amount to December 31, 2008 was $6,700. The increase was due to the initial costs paid to Island Stock Transfer of Florida upon their appointment as our new Listing and Stock Transfer Agent.

Rent, of $2,481 was paid during the year ended December 31, 2009. $10,155 was paid during the previous year of operations.

The net loss for the year ended December 31, 2009 was $29,501 or $0.00209 per share compared to a loss of $82,700 for the period ended December 31, 2008, an decrease of $53,199.


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

There are no shares registered for sale on behalf on the existing
Shareholders.

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

                          DECEMBER 31, 2009


                          FINANCIAL STATEMENTS
                         BORDER MANAGEMENT, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2009 and December 31, 2008 . . . F-3
Statement of Operations for the Cumulative Period from Inception
June 7, 2006, to December 31, 2009 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, June 7, 2006 to December 31, 2009 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
June 7, 2006 to December 31, 2009. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.
We have audited the accompanying balance sheets of Border Management, Inc. as at December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

March 29, 2010





                                 .F-2.


Border Management, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      December 31  December 31
                                         2009         2008

---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   1,747        $   9,983
     Refundable Taxes                         249              664
                                        ------------    -------------
Total Assets                            $   1,996        $  10,647
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  31,641        $  10,791
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (172,321)        (142,820)
                                        ------------    -------------
Total stockholders' deficiency            (29,645)            (144)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   1,996        $  10,647
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

Leigh Anderson
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-3.


Border Management, Inc.
(a development stage company)

Statements of Operations


                      For the Year    For the Year      For the Year      Period From
                         Ended           Ended             Ended          June 7, 2006
                      Dec 31, 2009    Dec 31, 2008      Dec 31, 2007     (inception) to
                                                                          Dec 31, 2009
----------------------------------------------------------------------------------------

REVENUE
Interest Revenue       $ -            $   4,600        $    9,741         $   17,096
Operating Revenue        -              -                 -                 -
                       -------------  -------------   ---------------     --------------
Total Revenue          $ -            $   4,600        $    9,741         $   17,096
                       =============  =============   ===============     ==============

EXPENSES
     Advertising             333            167               746              1,247
     Bank Charges            240            309                23                600
     Foreign Currency
       Loss                1,193            517           -                    1,710
     Listing and Share
       Transfer fees       5,429          6,700             6,020             18,399
     Management fees       4,961         39,841            17,441             62,243
     Professional fees    14,864         29,611            16,759             88,177
     Rent                  2,481         10,155             4,405             17,041
                       -------------  -------------    --------------     ---------------
Total Expenses            29,501         87,300            45,394            189,417
                       =============  =============    ==============     ===============

NET LOSS               $ (29,501)     $ (82,700)        $ (35,653)        $ (172,321)

                       =============  =============    ==============     ===============

Loss per share         $      (0.00)  $      (0.01)     $       (0.00)    $       (0.01)
  (Note 2(f))          =============  =============    ==============     ===============

Weighted average
number of shares
outstanding             14,050,000     14,050,000       14,050,000         13,480,737
                       =============  =============    ==============     ===============

-----------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity

For the Period from June 7, 2006 (inception) to December 31, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance
Dec 31,
2007           14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556

Net loss for
The period        -          -        -           (82,700)        (82,700)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)
Net loss for
The period        -          -        -           (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2009           14,050,00   $14,050  $ 128,626   $(172,321)       $(29,645)
               =========== ======== =========== ================ ============




The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows


                      For the Year  For the Year    For the Year    Period from
                         Ended         Ended           Ended        June 7,2006
                      Dec 31,2009   Dec 31,2008     Dec 31,2007    (inception) to
                                                                    Dec 31, 2009

---------------------------------------------------------------------------------



CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (29,501)     $ (82,700)     $ (35,653)     $(172,321)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts receivable
   and accrued
   assets                    416          2,269          (2,933)         (249)

   Increase (Decrease)
   In accounts payable
   and accrued
   liabilities            20,849             84         (11,436)        31,641
                       -----------    ----------      -----------    ------------
                          (8,236)       (80,347)        (50,022)      (140,929)

                       ===========    ==========      ===========    ============

INVESTING ACTIVITIES
     Promissory note
     receivable             -            90,000           50,000        -
                       -----------    ----------      -----------    ------------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -            -              -              142,676
                       -----------    ----------      -----------    ------------
DECREASE IN CASH          (8,236)         9,653             (22)         1,747
                       -----------    ----------      -----------    ------------
CASH, beginning            9,983            330             352         -
                       -----------    ----------      -----------    ------------

CASH, ending           $   1,747      $   9,983      $      330       $  1,747
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

December 31, 2009

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of December 31, 2009, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        d .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, interest receivable, refundable taxes, and accounts payable and accrued liabilities.

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

        g .Recent accounting pronouncements


In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168 ("SFAS No. 168"), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company's financial statements.

FASB ASC Topic 260, "Earnings Per Share." On January 1, 2009, the company adopted new authoritative accounting guidance under FASB ASC Topic 260, "Earnings Per Share," which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, "Investments - Debt and Equity Securities." New authoritative accounting guidance under ASC Topic 320, "Investments - Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not have a material impact on the company's financial statements.

FASB ASC Topic 805, "Business Combinations." On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies." Under ASC Topic 805, the requirements of ASC Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."

FASB ASC Topic 810, "Consolidation." New authoritative accounting guidance under ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non controlling interest.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC Topic 810 is effective October 1, 2009 and is not expected to have a significant impact on the company's financial statements.

FASB ASC Topic 820, "Fair Value Measurements and Disclosures." New authoritative accounting guidance under ASC Topic 820,"Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The company adopted the new authoritative accounting guidance under ASC Topic 820 in 2009. Adoption of the new guidance did not significantly impact the company's financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 will be effective for our financial statements beginning January 1, 2010 and is not expected to have a significant impact on the company's financial statements.

FASB ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825,"Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on the company's financial statements.

FASB ASC Topic 855, "Subsequent Events." New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 did not have a significant impact on the company's financial statements.


3.STOCKHOLDERS' DEFICIENCY:

      Common Stock Offerings:

      On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

      On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2009 - $12,595; 2008 - $2,191) owing to the president of the Company.

b.On April 1, 2007, a management agreement was entered into with JPI and all management fees (2009 - $4,961; 2008 - $39,841) relate to this agreement. Management fees for July 2009 to December 2009 have been waived.

c.Rental charges are paid on a month-to-month basis to JPI (2009 - $2,480; 2008 - $10,155). Rental charges for July 2009 to December 2009 have been waived.

d.Professional fees include amounts attributed to S N Ventures Inc. (2009 - $1,491; 2008 - $20,111), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.




5.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Dec 31,2009
       Operating loss carry-forwards                        $ 58,589
       Valuation allowance                                   (58,589)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2009 operating loss carry-forwards for income tax purposes to be $172,321.
                                 .F-7.

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

     Item 8B. OTHER INFORMATION

None.

               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2009.


---------------------------  ---------------  ---------------------------
NAME                         AGE              Position
---------------------------  ---------------  ---------------------------
Evan Williams                64               President
Solomon Nordine              29               Treasurer
Leigh Anderson               71               Secretary
---------------------------  ---------------  ---------------------------


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

     Legal Proceedings

As of December 31, 2009, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

     Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2009, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2009, we believe that during the year ended December 31, 2009, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

None.

     Employment Agreements

None.

          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2009, there were 14,050,000 shares of our common stock outstanding.

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

                                  .16.


----------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares
Of Beneficial      Beneficially Owned
Owner
-----------------  ------------------ --------------------
Evan Williams      7,500,000          53.38%
968 - 240 St.
Langley, BC
Canada, V2Z 2Y3

Solomon Nordine       50,000            .35%
542 264th Street
Aldergrove, B.C.
Canada, V4W 2M1

Leigh Anderson        50,000            .35%
17316 Hillview Pl.
Surrey, BC
Canada
-----------------  ------------------- --------------------


The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2009. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 14,050,000 shares of Common Stock outstanding as of December 31, 2009.

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


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
-----------------  ------------------ -------------------- ------------------

                                 .17.

          Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (June 7, 2006) to December 31, 2009.

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

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on December 5, 2006.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2009 for the audit of our annual financial statements for the fiscal year totaled $6,250.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2009 of $9,653 to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Border Management, Inc. from June 7, 2006 (Inception) through December 31, 2009 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2009.

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

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 29, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 29, 2010
-------------------   Treasurer, Director
Solomon Nordine

/s/Leigh Anderson
-----------------     Secretary, Director        March 29, 2010
Leigh Anderson

