Form 10-Q
period 2010-03-31
Border Management, Inc.
filed 2010-05-13
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 12, 2010 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------






                       BORDER MANAGEMENT, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2010 and December 31, 2009. . . . . . . F-1
Statements of Operations for the Three Months Ended March 31, 2010
and March 31, 2009 and from Inception (June 7,2006) to
March 31, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months Ended March 31,
2010 and March 31, 2009 and from Inception (June 7, 2006) to
March 31, 2010 .  . . . . . . . . . . . . . . . . . . . . . .  . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .F-5

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

                          March 31, 2010






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                        March 31        December 31
                                         2010              2009
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     325        $   1,747
     Refundable Taxes                         159              249
                                        ------------    -------------
Total Assets                            $     484        $   1,996
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  35,655        $  31,641
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (177,847)        (172,321)
                                        ------------    -------------
Total stockholders' deficiency            (35,171)         (29,645)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $     484        $   1,996
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period From
                      Months Ended     Months Ended    June 7, 2006
                      March 31, 2010   March 31, 2009 (inception) to
                                                       March 31, 2010
----------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $ -              $   17,096
Operating Revenue        -              -                 -
                       -------------  -------------   ----------------
Total Revenue            -              -                  17,096
                       ===============================================


EXPENSES
     Advertising         -                  105             1,247
     Bank and
     interest charges         88             53               688
     Foreign currency
       loss                  273            221             1,983
     Listing and share
        transfer fees      3,110          2,272            21,509
     Management fees     -                2,381            62,243
     Professional fees     2,055          1,753            90,232
     Rent                -                1,190            17,041
                       -------------  -------------    ---------------
Total Expenses             5,526          7,975           194,943
                       =============  =============    ===============
NET LOSS               $  (5,526)     $  (7,975)        $(177,847)
                       =============  =============    ===============

Loss per share         $      (0.00)  $      (0.00)     $       (0.01)
  (Note 2(f))          =============  =============    ===============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         13,517,516
                       =============  =============    ===============

----------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to March 31, 2010


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $  66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -             (29,501)       (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009           14,050,000  $14,050  $ 128,626   $ (172,321)      $(29,645)

Net loss for
the period       -           -       -              (5,526)        (5,526)
               ----------  -------- ----------- --------------- -------------


Balance        14,050,000  $14,050  $ 128,626    $(177,847)     $ (35,171)
March 31,
2010

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    June 7,2006
                      March 31,2010  March 31, 2009 (inception) to
                                                     March 31, 2010

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $  (5,526)     $  (7,975)     $ (177,847)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets         89            116            (159)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities             4,015          4,212          35,655
                       -----------    ----------      -----------
                          (1,422)        (3,647)       (142,351)
                       ===========    ==========      ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -          142,676
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH        (1,422)        (3,647)            325
CASH, beginning            1,747          9,983         -
                       -----------    ----------      -----------
CASH, ending           $     325      $   6,336       $     325
                       -----------    ----------      -----------

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

                                  .F-4.

BORDER MANAGEMENT, INC.
(a development stage company)

MARCH 31, 2010

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of March 31, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(a)Cash and cash equivalents


The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

(b)Revenue recognition.

Revenue is recognized on the sale and transfer of goods and services.

(c)Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

(d)Financial instruments

The Company's financial instruments consist of cash, refundable taxes, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant interest, currency or credit risks on the financial instruments included in these financial statements. The fair market values of these financial instruments approximate their carrying values.

(e)Income taxes

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

(f)Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

(g)Recent accounting pronouncements


New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 is effective for our financial statements beginning January 1, 2010 and is not expected to have a significant impact on the company's financial statements.


3.Stockholders' Equity:

Common Stock Offerings:

On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.


4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2010 - $14,178; 2009 - $12,595) owing to the president of the Company.

b.On April 1, 2007, a management agreement was entered into with JPI and all management fees (2010 - Nil ; 2009 - $2,381) relate to this agreement. Management fees for July 2009 to March 2010 have been waived.

c.Rental charges are paid on a month-to-month basis to JPI (2010 - Nil ; 2009 - $1,190). Rental charges for July 2009 to March 2010 have been waived.

d.Professional fees include amounts attributed to S N Ventures Inc. (2010 - Nil ; 2009 - $190), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

5.INCOME TAXES

Deferred tax assets and liabilities:


Deferred tax assets:                                  MARCH 31, 2010
     Operating loss carry-forwards                       $   60,468
     Valuation allowance                                    (60,468)
---------------------------------------------------------------------
     Net deferred tax asset                              $       -
=====================================================================

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

Period Ended March 31, 2010:

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


Comparison of Three Month Periods Ended March 31, 2010, and March 31,
2009

The major changes in specific accounts in our operating statement for the three month period ended March 31, 2010 as compared to the previous three month period ended March 31, 2009 are as follows:

Revenue

Revenue for the three month period ended March 31, 2010 was $0.00. Previous year's revenue for the three months ended March 31, 2009 was $0.00.

Expenses

Listing and share transfer fees increased from $2,272 during the three month period of March 31, 2009 to $3,110 for the three month period ending March 31, 2010.

Management fees were waived during the three months ended March 31, 2010. $2,381 was paid for the three months ended March 31, 2009.

Professional fees of $1,753 were incurred for the three month period ended March 31, 2009 as compared to $2,055 for the three months ended March
31, 2010.

Rent was waived during the three month period ended March 31, 2010. $1,190 was paid during the three months ended March 31, 2009.

The net loss for the three month period ended March 31, 2010 was $5,526 or $0.00039 per share compared to a loss of $7,975 for the three months ended March 31, 2009 a decrease of $2,449.




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

As of March 31, 2010, the Company's balance sheet reflects total current assets of $484 and total current liabilities of $35,655. The Company has a deficit accumulated in the development stage of $177,847. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

                                 .8.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.



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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2010.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 12, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 12, 2010
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.