Form 10-K/A
period 2009-12-31
Border Management, Inc.
filed 2010-07-19
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K/A
                               AMENDMENT NO.1

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

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE



--------------------------------------------------------------

Amendment No. 1 to the Annual Report of Form 10-K for the Year Ended December 31, 2009


Explanatory Note

Border Management, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to amend our annual report filed on Form 10-K for the period ended December 31, 2009 which was originally filed on March 30, 2010.


Our annual report did not include the opinion and scope paragraphs of our auditor's report covering the cumulative data from June 7, 2006 (inception) through December 31, 2009. Additionally, our original annual report did not include reference to our disclosure controls and procedures. This amendment includes a revised report in Item 8A of our disclosure controls and procedures which we have reassessed and deemed ineffective at the time of filing our original 10-K report.

All other disclosures and exhibits as filed in our Form 10-K filed on March 30, 2010 are hereby incorporated by reference. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission ("SEC").

There are no other changes to the original Form 10-K, other than those outlined in this document. This form 10-K/A does not reflect events occurring after the filing of the original 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.

We have audited the accompanying balance sheets of Border Management, Inc. as at December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and cumulative for the period from June 7, 2006 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009 and cumulative for the period from June 7, 2006 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ UHY LDMB Advisors Inc.
--------------------------
UHY LDMB Advisors Inc.

Chartered Accountants
Surrey, British Columbia, Canada

March 29, 2010


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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of December 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report. We were required to include our evaluation of disclosure controls and procedures in our report of December 31, 2009 but failed to do so. Due to this omission, we have reassessed our report and concluded our disclosure controls and procedures were ineffective at the time of filing our report.

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

Date: July 19, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   July 19, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   July 19, 2010
-------------------   Treasurer, Director
Solomon Nordine
