Form 10-K/A
period 2009-12-31
Border Management, Inc.
filed 2010-08-09
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K/A
                               AMENDMENT NO.2

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE



--------------------------------------------------------------

Amendment No. 2 to the Annual Report of Form 10-K for the Year Ended December 31, 2009


Explanatory Note

Border Management, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to amend our annual report filed on Form 10-K for the period ended December 31, 2009 which was originally filed on March 30, 2010.

Our original annual report did not include reference to our disclosure controls and procedures. This amendment includes a revised report in Item 8A of our disclosure controls and procedures which we have reassessed and deemed ineffective at the time of filing our original 10-K report.

All other disclosures and exhibits as filed in our Form 10-K filed on March 30, 2010 are hereby incorporated by reference. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission ("SEC").

There are no other changes to the original Form 10-K, other than those outlined in this document. This form 10-K/A Amendment No.2 does not reflect events occurring after the filing of the original 10-K, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.


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

Date: August 9, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 9, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 9, 2010
-------------------   Treasurer, Director
Solomon Nordine
