Form 10-Q
period 2010-09-30
Border Management, Inc.
filed 2010-11-15
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 12, 2010 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------






                       BORDER MANAGEMENT, INC.

     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of September 30, 2010 and December 31, 2009 . . . . .F-1
Statements of Operations for the Three Months Ended September 30, 2010
and September 30, 2009 and from Inception (June 7,2006) to
September 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended September 30,
2010 and September 30, 2009 and from Inception (June 7, 2006) to
September 30, 2010. . . . . . . . . . . . . . . . . . . . . .  . . . . F-4
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-5

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

                          SEPTEMBER 30, 2010






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                      September 30      December 31
                                         2010              2009
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     197        $   1,747
     Refundable Taxes                       3,114              249
                                        ------------    -------------
Total Assets                            $   3,311        $   1,996
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  64,333        $  31,647
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (203,698)        (172,321)
                                        ------------    -------------
Total stockholders' deficiency            (61,022)         (29,645)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   3,311        $   1,996
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine  Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      Sept 30, 2010    Sept 30, 2009   Sept 30, 2010  Sept 30, 2009 (inception) to
                                                                                    Sept 30, 2010
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $ -              $  -            $ -            $ 17,096
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue            -              -                 -              -              17,096
                       ===========================================================================


EXPENSES
     Advertising             105            105               105           334          1,352
     Bank charges            306             60               473           166          1,073
     Foreign currency
       Loss/(Gain)           603           (122)              125            15          1,835
     Listing and share
        transfer fees      3,192          1,806             6,814         5,922         25,213
     Management fees      10,196        -                  10,196         4,961         72,439
     Professional fees     6,579          1,583            12,207         6,021        100,384
     Rent                  1,457        -                   1,457         2,480         18,498
                       =============  =============    ==============  =============  =============
Total Expenses            22,438          3,432            31,377        18,899        220,794
                       ============================================================================

NET LOSS               $ (22,438)     $  (3,432)        $ (31,377)     $(18,899)     $(203,698)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.02)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000      13,579,346
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

For the Period from June 7, 2006 (inception) to September 30, 2010


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $  76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $  66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -            (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009           14,050,000  $14,050  $ 128,626   $(172,321)       $(29,645)

Net loss for
the period       -           -       -            (31,377)        (31,377)
               ----------  -------- ----------- --------------- -------------


Balance        14,050,000  $14,050  $ 128,626   $(203,698)       $(61,022)
Sept 30,
2010

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the nine For the Nine  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  June 7,2006
                      Sept 30,2010   Sept 30, 2009   Sept 30,2010 Sept 30,2009 (inception) to
                                                                                Sept 30, 2010

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (22,438)     $  (4,682)     $  (31,377)     $(19,899)   $(203,698)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets     (2,545)           270          (2,865)          561       (3,114)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            24,929          4,847          32,692        11,127       64,333
                       -----------    ----------      -----------    ----------   -----------
                             (54)           435          (1,550)       (8,211)    (142,479)
                       ===========    ==========      ===========    ==========   ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH           (54)           435          (1,550)        (8,211)          197
CASH, beginning              251          1,337           1,747          9,983            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $     197      $   1,772       $     197      $   1,772     $     197
                       -----------    ----------      -----------    -----------   -----------

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

SEPTEMBER 30, 2010

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of September 30, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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


4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is $18,718
(2009 - $12,355) owing to the president of the Company.

b.Included in accounts payable and accrued liabilities is (2010 -
$22,228 ; 2009 - $7,814) owing to JPI, a company controlled by the president of the Company.

c.On April 1, 2007, a management agreement was entered into with JPI and all management fees (2010 - $10,196 ; 2009 - $4,961) relate to this agreement. Management fees for July 2009 to June 2010 have been waived.

d.Rental charges are paid on a month-to-month basis to JPI (2010 - $1,457 ; 2009 - $2,480). Rental charges for July 2009 to June 2010 have been waived.

e.Professional fees include amounts attributed to S N Ventures Inc. (2010 - $4,979 ; 2009 - $1,482), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

5.INCOME TAXES

Deferred tax assets and liabilities:


Deferred tax assets:                               SEPTEMBER 30, 2010
     Operating loss carry-forwards                       $   69,257
     Valuation allowance                                    (69,257)
---------------------------------------------------------------------
     Net deferred tax asset                              $       -
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

Period Ended September 30, 2010:

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


Comparison of Three Month Periods Ended September 30, 2010, and September 30,
2009

The major changes in specific accounts in our operating statement for the three month period ended September 30, 2010 as compared to the previous three month period ended September 30, 2009 are as follows:

Revenue

Revenue for the three month period ended September 30, 2010 was $0.00. Previous year's revenue for the three months ended September 30, 2009 was $0.00.

Expenses

Listing and share transfer fees increased from $1,806 during the three month period of September 30, 2009 to $3,192 for the three month period ending September 30, 2010.

Management fees were waived during the three months ended September 30, 2009. $10,196 was paid for the three months ended September 30, 2010.

Professional fees of $1,583 were incurred for the three month period ended September 30, 2009 as compared to $6,579 for the three months ended September 30, 2010.

Rent was waived during the three month period ended September 30, 2009. $1,457 was paid during the three months ended September 30, 2010.

The net loss for the three month period ended September 30, 2010 was $22,438 or $0.001597 per share compared to a loss of $3,432 for the three months ended September 30, 2009 an increase of $19,006.



Comparison of Nine Month Periods Ended September 30, 2010, and September 30,
2009

The major changes in specific accounts in our operating statement for the nine month period ended September 30, 2010 as compared to the previous nine month period ended September 30, 2009 are as follows:

Revenue

Revenue for the nine month period ended September 30, 2010 was $0.00. Previous year's revenue for the nine months ended September 30, 2009 was $0.00.

Expenses

Listing and share transfer fees increased from $5,922 during the nine month period of September 2009 to $6,814 for the nine month period ending September 30, 2010.

Management fees of $4,961 were incurred during the nine months ended September 30, 2009. $10,196 was paid for the nine months ended September 30, 2010.

Professional fees of $6,021 were incurred for the nine month period ended September 30, 2009 as compared to $12,207 for the nine months ended September 30, 2010. Included in professional fees to September 30, 2010 were fees of $4,979 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $2,480 was to paid to JPI during the nine month period ended September 30, 2009. $1,457 was paid during the nine months ended
September 30, 2010.

The net loss for the nine month period ended September 30, 2010 was $31,377 or $0.002233 per share compared to a loss of $18,899 for the nine months ended September 30, 2009 an increase of $12,478.


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

As of September 30, 2010, the Company's balance sheet reflects total current assets of $3,311 and total current liabilities of $64,333. The Company has a deficit accumulated in the development stage of $203,698. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

                                .8.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in the Internal Control -Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures.  As of September
30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   November 12, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   November 12, 2010
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.