Form 10-K
period 2010-12-31
Border Management, Inc.
filed 2011-10-17
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K

(Mark One)


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2010

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

Large accelerated filer   [ ]      Accelerated filer         [ ]
Non-accelerated filer     [ ]      Smaller reporting company [X]

(Do not check if a
 smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

There were no issuer's revenues for the fiscal year ended December 31, 2010.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of October 17, 2011 was $0.

The number of shares outstanding of the issuer's Common Stock as of October 12, 2011 was 14,050,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------



                      BORDER MANAGEMENT, INC.

                   2010 FORM 10-K ANNUAL REPORT

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

     Employees and Strategic Advisors

As at October 17, 2011 we have no full-time employees with the exception of our three members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants will be independent contractors.

                                  .2.

     Financial Information About Industry Segments

The Company has commenced limited operations with respect to research and marketing as at December 31, 2010. The Company has generated no service revenue to date and therefore does not report financial information on industry segments.

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

Our two officers and directors, in the aggregate, beneficially own approximately or have the right to vote 54% of our outstanding common stock. As a result, these three stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

At Present We Are Dependant On Our Two Directors And A Loss Of Any Could Have A Material Adverse Effect Upon Us.

Evan Williams, President and Solomon Nordine, Secretary and Treasurer are our Founding Directors. None of our Directors has a consulting or employment contract with us so there is no assurance that they will remain with us. Our Directors are committed to provide a part time commitment only as they serve on the Boards of other non-competitive privately held companies. If any were to leave or be unable to perform their duties, there
is no assurance that we would be able to retain qualified personnel   We do
not maintain any key man life insurance policies on any of our Directors so in the event of death, there would be no extra funding to cope with any resulting financial losses we might incur.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

As of November 14, 2007, our securities were listed on the OTC Bulletin Board. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so. Our common stock was deleted from the OTC Bulletin Board March 26, 2010 for failure to comply with rule 15c2-11.

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


          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2010 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2010.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on June 7, 2006 to December 31, 2010.


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


2010
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote




As of December 31, 2010 there were 56 holders of record of the Common Stock of the Company.

                                 .7.

     General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value per share, of which 14,050,000 shares were issued and outstanding as of December 31, 2010. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2010. The Company did not purchase any securities during the year-ended December 31, 2010.

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

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (June 7, 2006) through December 31, 2010.

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

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of management and consulting revenues. During the next twelve months, we will continue our research into our specific industry, management systems, and marketing. We have also commenced operations with the creation of our website and the marketing of our services. Unless we derive sufficient revenues from operations, we will be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We do not have enough cash available to satisfy our requirements during the next twelve months.

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


     Period Ended December 31, 2010:

We have commenced operations, however we have had no service revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last year, we had very limited resources to continue our marketing plan. We have continued discussions with a number of business contacts.

We believe the value of the Canadian dollar as compared to the U.S. dollar may have had a negative and on going impact on our business plans.

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

The major changes in specific accounts in our operating statement for the year ended December 31, 2010 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2010 was $ 0. Revenue for the year ended December 31, 2009 was $0.

Expenses

Advertising costs decreased to $245 during the year ended December 31, 2010. Advertising costs of $333 were incurred during the previous year ended December 31, 2009.

Management fees of $12,207 were incurred during this year of operations. $4,961 was paid during the previous year ended December 31,2009.

Professional fees of $26,617 were incurred as compares to $14,864 for the year ended December 31, 2009. Included in fees to December 31, 2010 were fees of $9,421 paid to S N Ventures Inc., a company owned by the Treasurer.

Listing and Share Transfer fees of $11,836 were incurred for the year ended December 31, 2010. Our prior period amount to December 31, 2009 was $5,429. The increase was due to the initial costs paid to Island Stock Transfer of Florida upon their appointment as our new Listing and Stock Transfer Agent.

Rent, of $2,211 was paid during the year ended December 31, 2010. $2,481 was paid during the previous year of operations.

The net loss for the year ended December 31, 2010 was $55,074 or $0.00392 per share compared to a loss of $29,501 for the period ended December 31, 2009, an increase of $25,573.


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

                          DECEMBER 31, 2010


                          FINANCIAL STATEMENTS
                         BORDER MANAGEMENT, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2010 and December 31, 2009 . . . F-3
Statement of Operations for the Cumulative Period from Inception
June 7, 2006, to December 31, 2010 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, June 7, 2006 to December 31, 2010 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
June 7, 2006 to December 31, 2010. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Border Management, Inc.

We have audited the accompanying balance sheet of Border Management, Inc. (a Development Stage Company) as at December 31, 2010, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and cumulative for the period from June 7, 2006 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity and cash flows for the period from June 7, 2006 (inception) to December 31, 2010 include amounts for the period from June 7, 2006 (inception) to December 31, 2009 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 7, 2006 (inception) to December 31, 2009 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Border Management, Inc. (a Development Stage Company) as at December 31, 2010 and 2009 and the results of its operations and cash flows for the years ended December 31, 2010, and 2009 and cumulative for the period from June 7, 2006 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Leed Advisors Inc.
--------------------------
Leed Advisors Inc.

Chartered Accountants
Surrey, British Columbia, Canada

October 17, 2011





                                 .F-2.


Border Management, Inc.
(a development stage company)

Balance Sheets
                                            As At         As At
                                         December 31   December 31
                                            2010          2009

---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     457        $   1,747
     Refundable Taxes                       4,429              249
                                        ------------    -------------
Total Assets                            $   4,886        $   1,996
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  89,605        $  31,641
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (227,395)        (172,321)
                                        ------------    -------------
Total stockholders' deficiency            (84,719)         (29,645)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   4,886        $   1,996
                                        ============    =============

GOING CONCERN (Note 1)

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director

/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

The accompanying notes are an integral part of these financial statements.
                                    .F-3.


Border Management, Inc.
(a development stage company)

Statements of Operations


                      For the Year    For the Year      Period From
                         Ended           Ended          June 7, 2006
                      Dec 31, 2010    Dec 31, 2009     (inception) to
                                                        Dec 31, 2010
---------------------------------------------------------------------

REVENUE
Interest Revenue       $ -            $ -              $   17,096
Operating Revenue        -              -                 -
                       -------------  -------------   ---------------
Total Revenue          $ -            $ -              $   17,096
                       =============  =============   ===============

EXPENSES
     Advertising             245            333             1,491
     Bank Charges          1,005            240             1,605
     Foreign Currency
       Loss/(Gain)           953          1,193             2,663
     Listing and Share
       Transfer fees      11,836          5,429            30,234
     Management fees      12,207          4,961            74,450
     Professional fees    26,617         14,864           114,796
     Rent                  2,211          2,481            19,252
                       -------------  -------------    --------------
Total Expenses            55,074         29,501           244,491
                       =============  =============    ==============

NET LOSS               $ (55,074)     $ (29,501)        $(227,395)

                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $      (0.02)
  (Note 2(f))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000     14,050,000       13,605,306
                       =============  =============    ==============

---------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity

For the Period from June 7, 2006 (inception) to December 31, 2010


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $ 76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $ 66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance
Dec 31,
2007           14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556

Net loss for
The period        -          -        -           (82,700)        (82,700)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
The period        -          -        -           (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2009           14,050,00   $14,050  $ 128,626   $(172,321)       $(29,645)

Net loss for
The period        -          -        -           (55,074)        (55,074)
               ----------  -------- ----------- --------------- -------------

Balance
Dec 31,
2010           14,050,00   $14,050  $ 128,626   $(227,395)       $(84,719)

               =========== ======== =========== ================ ============




The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows


                      For the Year  For the Year    Period from
                         Ended         Ended        June 7,2006
                      Dec 31,2010   Dec 31,2009    (inception) to
                                                    Dec 31, 2010

------------------------------------------------------------------



CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (55,074)     $ (29,501)     $ (227,395)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
   Increase in
   accounts receivable
   and accrued
   assets                 (4,180)           416          (4,429)

   Increase (Decrease)
   In accounts payable
   and accrued
   liabilities            57,964         20,849          89,605
                       -----------    ----------      -----------
                          (1,290)        (8,236)       (142,219)

                       ===========    ==========      ===========

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -            -              142,676
                       -----------    ----------      -----------

INCREASE
(DECREASE) IN CASH        (1,290)        (8,236)            457
CASH, beginning            1,747          9,983         -
                       -----------    ----------      -----------

CASH, ending           $     457      $   1,747      $      457
                       ===========    ==========      ===========

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

December 31, 2010

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of December 31, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        g .Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic
820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic
220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider
between annual impairment tests in determining 	whether it is more likely
than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

3.STOCKHOLDERS' DEFICIENCY:

      Common Stock Offerings:

      On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

      On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.

4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2010 - $40,937; 2009- $12,595) owing to the president of the Company.

b.On April 1, 2007, a management agreement was entered into with JPI and all management fees (2010 - $10,196; 2009 - $4,961) relate to this agreement. Management fees for July 2009 to June 2010 have been waived.

c.On Oct 1, 2010, a management agreement was entered into with Buzan Electrical Consultants (2003) Ltd., a company controlled by the president of the Company. Management fees (2010 - $2,011; 2009 - Nil) relate to this agreement.

d.Rental charges are paid on a month-to-month basis to JPI (2010 - $1,457; 2009 - $2,480)and Buzan (2010 - $754; 2009 - nil. Rental charges for July 2009 to June 2010 have been waived.

e.Professional fees include amounts attributed to S N Ventures Inc. (2010 - $9,421; 2009 - $1,481), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.




5.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       Dec 31,2010
       Operating loss carry-forwards                        $ 77,314
       Valuation allowance                                   (77,314)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2010 operating loss carry-forwards for income tax purposes to be $227,395.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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


     Item 8B. OTHER INFORMATION

None.

               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2010.


---------------------------  ---------------  ---------------------------
NAME                         AGE              Position
---------------------------  ---------------  ---------------------------
Evan Williams                65               President
Solomon Nordine              30               Treasurer and Secretary
---------------------------  ---------------  ---------------------------


     Background of Executive Officers, Directors and Significant Employees

Evan Williams. Mr. Williams is a founder, and current President and CEO of Border Management, Inc. Mr. Williams has over thirty-seven years experience as an electrical, engineering, and project management consultant. Mr. Williams has provided professional advice through his own consulting company to both small and large businesses as well as institutional and government bodies. Mr. Williams also has experience in business planning, performance analysis, budgeting, procurement, and quality assurance. Mr. Williams holds a General Certificate of Education in Mathematics & Physics, University of Cambridge, Extn. Examinations Syndicate. Also Ordinary National Diplomas in Mechanical, Electronic, and Electrical Engineering (Great Britain) and Higher National Diploma in Electrical and Electronic Engineering (Great Britain). Mr. Williams has received Post Graduate awards for Illuminating Engineering and Mathematics. Mr. Williams professional affiliations include membership in the Illuminating Engineering Society and prior membership in the Electrical Research Association (U.K.) 1967-1971

                               .14.

Solomon Nordine. Mr. Nordine is a founder , and current Treasurer and Secretary of Border Management, Inc. Mr. Nordine has operated his own accounting and business consulting company for over four years. Mr. Nordine has also provided part time and full time marketing services for over one
year to an import and distribution business.   Mr. Nordine earned a Diploma
in Business Administration and Bachelor of Business Administration from Okanagan University College as well as a Master of Business Administration from the University of Phoenix.

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

     Legal Proceedings

As of December 31, 2010, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

     Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16 (a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2010, we believe that during the year ended December 31, 2010, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

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

None.

     Employment Agreements

None.

          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2010, there were 14,050,000 shares of our common stock outstanding.

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


The following table sets forth information concerning the beneficial ownership of shares of our Common Stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our Common Stock as of December 31, 2010. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty (60) days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them. Percentage ownership is based on 14,050,000 shares of Common Stock outstanding as of December 31, 2010.

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


-----------------------------------------------------------------------------
Percentage of Shares Beneficially Owned

Name and Address   Number of Shares   Percentage of Shares After the Offering
Of Beneficial      Beneficially Owned Shares Before the    Assuming All Are
Owner                                 Offering             Sold
-----------------  ------------------ -------------------- ------------------
Evan Williams      7,500,000          53.38%               43.98%
-----------------  ------------------ -------------------- ------------------

                                 .17.

          Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (June 7, 2006) to December 31, 2010.

          Item 13. EXHIBITS



Exhibit                  Description
No.
3.1 Articles of Incorporation of Border Management, Inc. filed with
Nevada Secretary of State on June 7, 2006. (1)

3.4 Bylaws of Border Management, Inc. (1)

23.1 Consent of Leed Advisors Inc. (filed herewith)



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

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on December 5, 2006.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by Leed Advisors Inc. during 2010 for the audit of our annual financial statements for the fiscal year totaled $9,000.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2010 of $9,000 to Leed Advisors Inc. in connection with the audit of the financial statements of Border Management, Inc. from June 7, 2006 (Inception) through December 31, 2010 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by Leed Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2010.

     All Other Fees

There were no fees billed to us by Leed Advisors Inc. for services rendered to us during the last fiscal year, other than the services described above under "Audit Fees" and Audit-Related Fees."

As of the date of this filing, our current policy is not engage Leed
Advisors Inc. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage Leed Advisors Inc to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                .18.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Border Management, Inc.

By: /s/ Evan Williams
---------------------
Evan Williams
Chief Executive Officer,
President

Date: October 17, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   October 17, 2011
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   October 17, 2011
-------------------   Treasurer, Secretary,
Solomon Nordine       Director


