Form 10-Q
period 2011-03-31
Border Management, Inc.
filed 2011-10-17
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of October 17, 2011 the Issuer had 14,050,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------






                       BORDER MANAGEMENT, INC.

     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2011 and December 31, 2010 . . . . . . .F-1
Statements of Operations for the Three Months Ended March 31, 2011
and March 31, 2010 and from Inception (June 7,2006) to March 31, 2011 .F-2
Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended March 31, 2011 and March 31, 2010 and from Inception (June 7, 2006) to March 31, 2011. . .F-4
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-5

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

                           MARCH 31, 2011






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                       March 31         December 31
                                         2011              2010
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     435        $     457
     Refundable Taxes                       5,558            4,429
                                        ------------    -------------
Total Assets                            $   5,993        $   4,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $ 102,541        $  89,605
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (239,224)        (227,395)
                                        ------------    -------------
Total stockholders' deficiency            (96,548)         (84,719)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   5,993        $   4,886
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

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period From
                      Months Ended     Months Ended    June 7, 2006
                      March 31, 2011   March 31, 2010  (inception) to
                                                       March 31, 2011
---------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $ -              $ 17,096
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue            -              -                17,096
                       ==============================================


EXPENSES
     Advertising             105        -                 1,597
     Bank charges            516             88           2,121
     Foreign currency
       Loss/(Gain)           759            273           3,422
     Listing and share
        transfer fees      1,479          3,110            31,713
     Management fees       2,058        -                  76,508
     Professional fees     6,140          2,055           120,935
     Rent                    772        -                  20,024
                       =============  =============    ==============
Total Expenses            11,829          5,526           256,320
                       ==============================================

NET LOSS               $ (11,829)     $  (5,526)        $(239,224)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $      (0.02)
  (Note 2(f))          =============  =============    ==============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         13,628,072
                       =============  =============    ==============

---------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Border Management, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from June 7, 2006 (inception) to March 31, 2011


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $  76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $  66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -            (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009           14,050,000  $14,050  $ 128,626   $(172,321)       $(29,645)

Net loss for
the period       -           -       -            (55,074)        (55,074)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2010           14,050,000  $14,050  $ 128,626   $(227,395)       $(84,719)

Net loss for
the period       -           -       -            (11,829)        (11,829)
               ----------  -------- ----------- --------------- -------------

Balance        14,050,000  $14,050  $ 128,626   $(239,224)       $(96,548)
March 31,
2011

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    June 7,2006
                      March 31,2011  March 31, 2010  (inception) to
                                                     March 31, 2011

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (11,829)     $  (5,526)     $ (239,224)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets     (1,129)            89          (5,558)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            12,936          4,015         102,541
                       -----------    ----------      -----------
                             (22)        (1,422)       (142,241)
                       ===========    ==========      ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -          142,676
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH           (22)        (1,422)            435
CASH, beginning              457          1,747         -
                       -----------    ----------      -----------
CASH, ending           $     435      $     325       $     435
                       -----------    ----------      -----------

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

MARCH 31, 2011

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of March 31, 2011, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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


4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2011 -$40,042; 2010 - $14,178) owing to the president of the Company.

b.On Oct 1, 2010, a management agreement was entered into with Buzan Electrical Consultants (2003) Ltd., a company controlled by the president of the Company. Management fees (2011 - $2,058 ; 2010 - Nil) relate to this agreement.

c.Rental charges are paid on a month-to-month basis to Buzan (2011 - $772 ; 2010 - Nil). Rental charges for July 2009 to June 2010 have been waived.

d.Professional fees include amounts attributed to S N Ventures Inc. (2011 - $4,580 ; 2010 - Nil), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

5.INCOME TAXES

Deferred tax assets and liabilities:


Deferred tax assets:                                 March 31, 2011
     Operating loss carry-forwards                       $   81,336
     Valuation allowance                                    (81,336)
---------------------------------------------------------------------
     Net deferred tax asset                              $       -
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

Period Ended March 31, 2011:

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


Comparison of Three Month Periods Ended March 31, 2011, and March 31, 2010

The major changes in specific accounts in our operating statement for the three month period ended March 31, 2011 as compared to the previous three month period ended March 31, 2010 are as follows:

Revenue

Revenue for the three month period ended March 31, 2011 was $0.00. Previous year's revenue for the three months ended March 31, 2010 was $0.00.

Expenses

Listing and share transfer fees decreased from $3,110 during the three month period of March 31, 2010 to $1,479 for the three month period ending March 31, 2011.

Management fees for the three months ended March 31, 2011 were $2,058. No management fees were incurred the three months ended March 31, 2010.

Professional fees of $6,140 were incurred for the three month period ended March 31, 2011 as compared to $2,055 for the three months ended
March 31, 2010.

Rent was waived during the three month period ended March 31, 2010. $772 was incurred during the three months ended March 31, 2011.

The net loss for the three month period ended March 31, 2011 was $11,829 or $0.000842 per share compared to a loss of $5,526 for the three months ended March 31, 2010 an increase of $6,303.





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

As of March 31, 2011, the Company's balance sheet reflects total current assets of $5,993 and total current liabilities of $102,541. The Company has a deficit accumulated in the development stage of $239,224. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


Operational Matters:

Over the next twelve months, assuming we are able to acquire funding we will proceed with limited research, recruitment, and marketing plans.

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


In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 6. Risk Factors" in our Annual Report on Form 10-K for the period ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.



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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011, based on criteria established in the Internal Control -Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures.  As of March
31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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


SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   October 17, 2011
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   October 17, 2011
-------------------   Treasurer, Director
Solomon Nordine

                                 .11.