Form 10-Q
period 2011-06-30
Border Management, Inc.
filed 2011-10-17
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

-----------------------------------------------------------------------






                       BORDER MANAGEMENT, INC.

     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of June 30, 2011 and December 31, 2010. . . . . . . F-1
Statements of Operations for the Three Months Ended June 30, 2011
and June 30, 2010 and from Inception (June 7,2006) to June 30, 2011 . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended June 30, 2011 and June 30, 2010 and from Inception (June 7, 2006) to June 30, 2011. . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . F-5

Item 2. Management's Discussion and Analysis or Plan of Operation . . . 6
Item 3. Quantitative and Qualitative Disclosures about Market Risk. . .10
Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . . .10

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

                           JUNE 30, 2011






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                        June 30         December 31
                                         2011              2010
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     404        $     457
     Refundable Taxes                       6,631            4,429
                                        ------------    -------------
Total Assets                            $   7,035        $   4,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $ 115,553        $  89,605
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (251,194)        (227,395)
                                        ------------    -------------
Total stockholders' deficiency           (108,518)         (84,719)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   7,035        $   4,886
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

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Six    For the Six   Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      June 30, 2011    June 30, 2010   June 30, 2011  June 30, 2010 (inception) to
                                                                                    June 30, 2011
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $ -              $  -            $ -            $ 17,096
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $ -            $ -              $  -            $ -            $ 17,096

EXPENSES
     Advertising              70        -                     175        -               1,667
     Bank charges            530             80             1,046           167          2,651
     Foreign currency
       Loss/(Gain)           291           (751)            1,051          (477)         3,713
     Listing and share
        transfer fees      1,437            512             2,916         3,622         33,150
     Management fees       2,074        -                   4,132        -              78,582
     Professional fees     6,790          3,572            12,929         5,627        127,725
     Rent                    778        -                   1,550        -              20,802
                       =============  =============    ==============  =============  =============
Total Expenses            11,970          3,413            23,799         8,939        268,290

NET LOSS               $ (11,970)     $  (3,413)        $ (23,799)     $ (8,939)     $(251,194)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.02)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000      13,648,837
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

For the Period from June 7, 2006 (inception) to June 30, 2011


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $  76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $  66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -            (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009           14,050,000  $14,050  $ 128,626   $(172,321)       $(29,645)

Net loss for
the period       -           -       -            (55,074)        (55,074)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2010           14,050,000  $14,050  $ 128,626   $(227,395)       $(84,719)

Net loss for
the period       -           -       -            (23,799)        (23,799)
               ----------  -------- ----------- --------------- -------------

Balance        14,050,000  $14,050  $ 128,626   $(251,194)      $(108,518)
June 30,
2011

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Six  For the Six  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  June 7,2006
                      June 30,2011   June 30, 2010   June 30,2011 June 30,2010 (inception) to
                                                                                June 30, 2011

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (11,970)     $  (3,413)     $  (23,799)    $  (8,939)   $(251,194)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets     (1,074)          (410)         (2,203)         (320)      (6,632)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            13,303          3,749          25,949         7,763      115,554
                       -----------    ----------      -----------    ----------   -----------
                             (31)           (74)            (53)       (1,496)    (142,272)
                       ===========    ==========      ===========    ==========   ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH           (31)           (74)            (53)        (1,496)          404
CASH, beginning              435            325             457          1,747            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $     404      $     251       $     404      $     251     $     404
                       -----------    ----------      -----------    -----------   -----------

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

JUNE 30, 2011

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of June 30, 2011, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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


4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2011 -$41,112; 2010 - $18,613) owing to the president of the Company.

b.On Oct 1, 2010, a management agreement was entered into with Buzan Electrical Consultants (2003) Ltd., a company controlled by the president of the Company. Management fees (2011 - $4,132 ; 2010 - Nil) relate to this agreement.

c.Rental charges are paid on a month-to-month basis to Buzan (2011 - $772 ; 2010 - Nil). Rental charges for July 2009 to June 2010 have been waived.

d.Professional fees include amounts attributed to S N Ventures Inc. (2011 - $9,266 ; 2010 - $655), a company controlled by the Treasurer.

These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

5.INCOME TAXES

Deferred tax assets and liabilities:


Deferred tax assets:                                 June 30, 2011
     Operating loss carry-forwards                       $   85,406
     Valuation allowance                                    (85,406)
---------------------------------------------------------------------
     Net deferred tax asset                              $       -
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

Period Ended June 30, 2011:

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


Comparison of Three Month Periods Ended June 30, 2011, and June 30, 2010

The major changes in specific accounts in our operating statement for the three month period ended June 30, 2011 as compared to the previous three month period ended June 30, 2010 are as follows:

Revenue

Revenue for the three month period ended June 30, 2011 was $0.00.
Previous year's revenue for the three months ended June 30, 2010 was $0.00.

Expenses

Listing and share transfer fees increased from $512 during the three month period of June 30, 2010 to $1,437 for the three month period ending June 30, 2011.

Management fees for the three months ended June 30, 2011 were $2,074. No management fees were incurred the three months ended June 30, 2010.

Professional fees of $6,790 were incurred for the three month period ended June 30, 2011 as compared to $3,572 for the three months ended
June 30, 2010.

Rent was waived during the three month period ended June 30, 2010. $778 was incurred during the three months ended June 30, 2011.

The net loss for the three month period ended June 30, 2011 was $11,970 or $0.000852 per share compared to a loss of $3,413 for the three months ended June 30, 2010 an increase of $8,557.

Comparison of Six Month Periods Ended June 30, 2011, and June 30, 2010

The major changes in specific accounts in our operating statement for the six month period ended June 30, 2011 as compared to the previous six month period ended June 30, 2010 are as follows:

Revenue

Revenue for the six month period ended June 30, 2011 was $0.00.
Previous year's revenue for the three months ended June 30, 2010 was $0.00.

Expenses

Listing and share transfer fees decreased from $3,622 during the six month period of June 30, 2010 to $2,916 for the six month period ending June 30, 2011.

Management fees for the six months ended June 30, 2011 were $4,132. No management fees were incurred the six months ended June 30, 2010.

Professional fees of $12,929 were incurred for the six month period ended June 30, 2011 as compared to $5,627 for the six months ended
June 30, 2010.

Rent was waived during the six month period ended June 30, 2010.
$1,550 was incurred during the six months ended June 30, 2011.

The net loss for the six month period ended June 30, 2011 was $23,799 or $0.001694 per share compared to a loss of $8,939 for the six months ended June 30, 2010 an increase of $17,496.






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

As of June 30, 2011, the Company's balance sheet reflects total current assets of $7,035 and total current liabilities of $115,553. The Company has a deficit accumulated in the development stage of $251,194. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in the Internal Control -Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures.  As of June
30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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