Form 10-Q
period 2011-09-30
Border Management, Inc.
filed 2012-03-05
CIK 1377940

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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


               Nevada                             20-5088293
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

8618 Fall Road                                     20854
Potomac, Maryland

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

Issuer's telephone number, including area code: (703) 623-3851


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

As of February 29, 2012 the Issuer had 50,000,000 shares of common stock issued and outstanding.

-----------------------------------------------------------------------






                       BORDER MANAGEMENT, INC.

     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of Sept 30, 2011 and December 31, 2010. . . . . . . F-1
Statements of Operations for the Three Months Ended Sept 30, 2011
and Sept 30, 2010 and from Inception (June 7,2006) to Sept 30, 2011 . F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended Sept 30, 2011 and Sept 30, 2010 and from Inception (June 7, 2006) to Sept 30, 2011. . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . F-5

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

                          SEPTEMBER 30, 2011






Border Management, Inc.
(a development stage company)

Balance Sheets
                                         As At             As At
                                     September 30       December 31
                                         2011              2010
                                      (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $     266        $     457
     Refundable Taxes                       6,877            4,429
                                        ------------    -------------
Total Assets                            $   7,143        $   4,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $ 122,003        $  89,605
     accrued liabilities (Note 4)       ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' DEFICIENCY (Note 3)
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 50,000,000 shares
       Issued:     14,050,000 shares       14,050           14,050
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           128,626          128,626
     Deficit accumulated during the
     development stage                   (257,536)        (227,395)
                                        ------------    -------------
Total stockholders' deficiency           (114,860)         (84,719)
                                        ------------    -------------

Total liabilities and stockholders'
deficiency                              $   7,143        $   4,886
                                        ============    =============

GOING CONCERN (Note 1)

APPROVED BY THE DIRECTORS:

/s/Qi Sun
----------------
Qi Sun
Director


/s/ Da Zhi Yan
-------------------
Da Zhi Yan
Director






The accompanying notes are an integral part of these financial statements.

                                    .F-1.


Border Management, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine  Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  June 7, 2006
                      Sept 30, 2011    Sept 30, 2010   Sept 30, 2011  Sept 30, 2010 (inception) to
                                                                                    Sept 30, 2011
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $ -              $  -            $ -            $ 17,096
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $ -            $ -              $  -            $ -            $ 17,096

EXPENSES
     Advertising         -                  105               175           105          1,666
     Bank charges
        and interest         398            306             1,443           473          3,048
     Foreign currency
       Loss/(Gain)        (2,939)           603            (1,888)          125            775
     Listing and share
        transfer fees      1,950          3,192             4,866         6,814         35,100
     Management fees       2,462         10,196             6,595        10,196         81,045
     Professional fees     3,750          6,579            16,679        12,207        131,475
     Rent                    722          1,457             2,271         1,457         21,523
                       =============  =============    ==============  =============  =============
Total Expenses             6,343         22,438            30,141        31,377        274,632

NET LOSS               $  (6,343)     $ (22,438)        $ (30,141)     $(31,377)     $(257,536)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.02)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             14,050,000     14,050,000         14,050,000     14,050,000    13,667,852
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

For the Period from June 7, 2006 (inception) to September 30, 2011


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 7,600,000  $ 7,600  $ 68,400    $  -            $  76,000
Stock for cash
On organization
Of the Company

Issue of Common 6,450,000  $ 6,450  $ 60,226    $  -            $  66,676
Stock for cash

Net loss for
Period            -          -        -         $ (24,467)      $ (24,467)

                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (24,467)      $ 118,209
December 31,
2006

Net loss for
the period        -          -        -           (35,653)        (35,653)
                ---------  -------- ----------- --------------- -------------
Balance        14,050,000  $14,050  $ 128,626   $ (60,120)      $  82,556
December 31,
2007

Net loss for
the period        -          -        -           (82,700)        (82,700)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           14,050,000  $14,050  $ 128,626   $(142,820)      $    (144)

Net loss for
the period       -           -       -            (29,501)        (29,501)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009           14,050,000  $14,050  $ 128,626   $(172,321)       $(29,645)

Net loss for
the period       -           -       -            (55,074)        (55,074)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2010           14,050,000  $14,050  $ 128,626   $(227,395)       $(84,719)

Net loss for
the period       -           -       -            (30,141)        (30,141)
               ----------  -------- ----------- --------------- -------------

Balance        14,050,000  $14,050  $ 128,626   $(257,536)      $(114,860)
September 30,
2011

               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Border Management, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine  For the Nine  Period from
                      Months Ended   Months Ended    Months Ended  Months Ended  June 7,2006
                      Sept 30, 2011  Sept 30, 2010   Sept 30,2011  Sept 30,2010 (inception) to
                                                                                 Sept 30, 2011

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $  (6,343)     $ (22,438)     $  (30,141)    $ (31,377)   $(257,536)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
 (Increase) Decrease
   in accounts receivable
   and accrued assets       (245)        (2,545)         (2,448)       (2,865)      (6,877)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities             6,450         24,929          32,398        32,692      122,003
                       -----------    ----------      -----------    ----------   -----------
                            (138)           (54)           (191)       (1,550)    (142,410)
                       ===========    ==========      ===========    ==========   ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        142,676
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH          (138)           (54)           (191)        (1,550)          266
CASH, beginning              404            251             457          1,747            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $     266      $     197       $     266      $     197     $     266
                       -----------    ----------      -----------    -----------   -----------

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

SEPTEMBER 30, 2011

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on June 7, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. The Company will specialize in offering management and consulting services to non-Canadian businesses, organizations and individuals wishing to conduct business in Canada. As of September 30, 2011, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

(g)Future Accounting Pronouncements

The U.S. Securities and Exchange Commission (the "SEC") is considering timelines for the use of International Financial Reporting Standards ("IFRS") by SEC issuers. The Company expects to adopt IFRS as its reporting standard when the SEC requires its domestic registrants in the U.S. to transition to IFRS. The Company has not assessed the impact of this potential change on its financial position, results of operations or cash flows.

In May 2011, the FASB provided amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments provide clarification and/or additional requirements relating to the following a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of instruments classified in an entity's shareholders' equity, c) measurement of the fair value of financial instruments that are managed within a portfolio, d) application of premiums and discounts in a fair value measurement, and e) disclosures about fair value measurements. These amendments will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB provided amendments requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a singular continuous statement of comprehensive income or in two separate but continuous statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Additionally, the amendments require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations, or cash flows, but will require the Company to present the statements of comprehensive income separately from its statements of equity, as these are currently presented on a combined basis.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.


3.STOCKHOLDERS' EQUITY:

Common Stock Offerings:

On June 7, 2006, the Company completed a private placement offering of 7,600,000 common shares to its officers and directors for $76,000.

On September 30, 2006, the Company completed a private placement offering of 6,450,000 to its remaining founders for $66,676.


4.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities is (2011 -$41,112; 2010 - $18,718) owing to the President of the Company.

b.On April 1, 2007, a management agreement was entered into with JPI, a company controlled by the President of the company. Management fees (2011- $Nil; 2010 - $10,196) relate to this agreement. Management fees for July 2009 to June 2010 have been waived. Included in accounts payable and accrued liabilities is (2011 $Nil; 2010 - $22,228) owing to the Company.

c.On October 1, 2010, a management agreement was entered into with Buzan Electrical Consultants (2003) Ltd., a company controlled by the President of the Company. Management fees (2011 - $6,595 ; 2010 - $Nil) relate to this agreement. Included in accounts payable and accrued liabilities is (2011 - $12,281; 2010 - $Nil) owing to the Company.

d.Rental charges paid on a month-to-month basis to JPI are(2011 -
$Nil; 2010 - $1,457) and Buzan Electrical Consultants (2011 -
$2,271 ; 2010 - Nil). Rental charges for July 2009 to June 2010 have been waived.

e.Professional fees include amounts attributed to S N Ventures Inc. (2011 - $15,315 ; 2010 - $4,979), a company controlled by the Treasurer of the Company. Included in accounts payable and accrued liabilities is (2011 - $26,458 ; 2010 - $5,602) owing to the Company.

f.Listing and share transfer fees include amounts attributable to UN Holdings Inc. (2011 - $3,566 ; 2010 - $3,054) a company controlled by the brother of the Treasurer. Included in accounts payable and accrued liabilities is (2011 - $11,742; 2010 - $3,433) owing to the Company.



These amounts are recorded at the exchange amount based on the amounts paid and/or received by the parties.

5.INCOME TAXES

Deferred tax assets and liabilities:


Deferred tax assets:                             September 30, 2011
     Operating loss carry-forwards                       $   87,562
     Valuation allowance                                    (87,562)
---------------------------------------------------------------------
     Net deferred tax asset                              $       -
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

The Company has computed its 2011 operating loss carry-forwards for income tax purposes to be $257,536.

6. Subsequent Event

On January 6, 2012, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock approving a Certificate of Amendment to the Certificate of Articles of Incorporation of the Company, pursuant to which the Company will increase the authorized capital from 50,000,000 common shares authorized to 100,000,000 with a par value of .001. Preferred shares and par value will remain as it is at 20,000,000 and .001 par value.

The Company on January 6, 2012, filed with the Secretary of the State of Nevada to increase the authorized share capital of the Corporation to be 100,000,000 shares of common stock with a par value of $0.001 per share plus 20,000,000 shares of preferred stock with a par value of $0.001 per share.






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

Period Ended September 30, 2011:

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


Comparison of Three Month Periods Ended September 30, 2011, and
September 30, 2010

The major changes in specific accounts in our operating statement for the three month period ended September 30, 2011 as compared to the previous three month period ended September 30, 2010 are as follows:

Revenue

Revenue for the three month period ended September 30, 2011 was $Nil. Previous year's revenue for the three months ended September 30, 2010 was $Nil.

Expenses

Listing and share transfer fees decreased from $3,192 during the three month period of September 30, 2010 to $1,950 for the three month period ending September 30, 2011.

Management fees for the three months ended September 30, 2011 were $2,462. Management fees of $10,196 were incurred during the three months ended September 2010.

Professional fees of $3,750 were incurred for the three month period ended September 30, 2011 as compared to $6,579 for the three months ended September 30, 2010.

Rent of $1,457 was incurred during the three month period ended September 30, 2010. Rent of $722 was incurred during the three month period ended September 30, 2011.

The net loss for the three month period ended September 30, 2011 was $6,343 or $0.000451 per share compared to a loss of $22,438 for the three months ended September 30, 2010, a decrease of $16,095.

Comparison of Nine Month Periods Ended September 30, 2011, and
September 30, 2010

The major changes in specific accounts in our operating statement for the nine month period ended September 30, 2011 as compared to the previous nine month period ended September 30, 2010 are as follows:

Revenue

Revenue for the nine month period ended September 30, 2011 was $Nil. Previous year's revenue for the nine months ended September 30, 2010 was $Nil.

Expenses

Listing and share transfer fees decreased from $6,814 during the nine month period of September 30, 2010 to $4,866 for the nine month period ending September 30, 2011.

Management fees for the nine months ended September 30, 2011 were $6,595. Management fees of $10,196 were incurred during the nine months ended September 30, 2010.

Professional fees of $16,679 were incurred for the nine month period ended September 30, 2011 as compared to $12,207 for the nine month period ended September 30, 2010.

Rent of $1,457 during the nine month period ended September 30, 2010 was incurred. Rent of $2,271 was incurred during the nine months ended September 30, 2011.

The net loss for the nine month period ended September 30, 2011 was $30,141 or $0.000214 per share compared to a loss of $31,377 for the nine months ended September 30, 2010, a decrease of $1,236.






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

As of September 30, 2011, the Company's balance sheet reflects total current assets of $7,143 and total current liabilities of $122,003. The Company has a deficit accumulated in the development stage of $257,536. As stated, we do not believe we will have sufficient assets or capital resources to pay the Company's on-going expenses during the next twelve months as well as seek out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.


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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011, based on criteria established in the Internal Control -Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures.  As of September
30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report applicable for the period covered by this report.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
























SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE



/s/ Qi Sun            President, Director        February 29, 2012
-----------------
Qi Sun






/s/ Da Zhi Yan        Treasurer, Director        February 29, 2012
-------------------
Da Zhi Yan




                                 .11.